Form 10-Q
period 1997-05-31
LASER POWER CORP/FA
filed 1997-07-14
CIK 874019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        Commission File Number 000-22625

                             LASER POWER CORPORATION
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                95-3423358
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               identification number)

          12777 HIGH BLUFF DRIVE
          SAN DIEGO, CALIFORNIA                            92130
 (Address of principal executive offices)                (Zip Code)

                                 (619) 755-0700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No (1)

As of June 30, 1997, there were 5,852,354 shares of the Registrant's Common Stock outstanding.

(1) The Registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since June 12, 1997 and has filed all reports required to be filed by it since that date.

================================================================================

                             LASER POWER CORPORATION
                                 FORM 10-Q INDEX


This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, size and timing of individual orders, competition, general economic conditions in the Company's geographic markets, seasonality of revenues, and the management of the Company's growth, as well as those factors discussed in the Company's Registration Statement on Form SB-2 (No. 333-24421).

                                                                   PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of
             May 31, 1997 (unaudited) and August 31, 1996............3

           Condensed Consolidated Statements of Operations
             (unaudited) for the three and nine months
             ended May 31, 1997 and 1996.............................4

           Condensed Consolidated Statements of Cash Flows
             (unaudited) for the nine months ended
             May 31, 1997 and 1996...................................5

           Notes to Condensed Consolidated Financial
             Statements (unaudited)..................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION.....................8

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS..................................................15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             LASER POWER CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MAY 31, 1997   AUGUST 31, 1996
                                                         ------------   ---------------
                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ........................       $    203        $    298
  Accounts receivable, net .........................          3,592           2,993
  Inventories, net .................................          3,400           2,730
  Other current assets .............................            253             166
                                                           --------        --------
          Total current assets .....................          7,448           6,187
Property and equipment, net ........................          5,614           4,187
Intangibles and other assets (net of
  accumulated amortization) ........................          1,551             820
                                                           --------        --------
          Total assets .............................       $ 14,613        $ 11,194
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank .............................       $    682        $   --
  Accounts payable .................................          2,379           1,340
  Accrued liabilities ..............................          1,956           1,522
  Current portion of long-term debt ................            568             488
                                                           --------        --------
          Total current liabilities ................          5,585           3,350
Long-term debt and deferred rent ...................          1,595             864
Subordinated convertible debentures ................          1,660           1,660
Stockholders' equity:
  Convertible preferred stock, $.125 par value
     Authorized -- 3,000,000 shares
       Issued and outstanding -- 1,610,891
       shares in 1996 and 1997 .....................            201             201
  Common stock, par value $.001:
     Authorized -- 15,000,000 shares
       Issued and outstanding
       3,000,106 shares in 1996 and
       3,009,102 shares in 1997 ....................              3               3
  Additional paid-in capital .......................         10,269          10,223
  Foreign currency translation adjustment ..........              1             123
  Accumulated deficit ..............................         (4,701)         (5,230)
                                                           --------        --------
          Total stockholders' equity ...............          5,773           5,320
                                                           --------        --------
          Total liabilities and stockholders' equity       $ 14,613        $ 11,194
                                                           ========        ========

                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                   THREE MONTHS ENDED MAY 31,     NINE MONTHS ENDED MAY 31,
                                   -------------------------      ------------------------
                                      1997           1996            1997           1996
                                    --------       --------        --------       --------
                                                                         (UNAUDITED)
Revenues:
  Product sales .............       $  4,489       $  4,262        $ 12,485       $ 11,143
  Contract research and
     development ............          1,520            980           4,648          2,662
                                    --------       --------        --------       --------
          Total revenues ....          6,009          5,242          17,133         13,805
Costs and expenses:
  Cost of product sales .....          3,092          2,879           8,567          7,480
  Contract research and
     development ............          1,194            769           3,695          2,031
  Internal research and
     development ............            274            726             664          2,187
  Selling, general and
     administrative .........          1,122          1,079           3,400          3,162
                                    --------       --------        --------       --------
          Total costs and
            expenses ........          5,682          5,453          16,326         14,860
                                    --------       --------        --------       --------
Income (loss) from operations            327           (211)            807         (1,055)
Interest expense, net .......            102             74             247            227
                                    --------       --------        --------       --------
Income (loss) before income
  taxes .....................            225           (285)            560         (1,282)
Income taxes ................              9              3              31             10
                                    --------       --------        --------       --------
Net income (loss) ...........       $    216       $   (288)       $    529       $ (1,292)
                                    ========       ========        ========       ========
Net income (loss) per
  share .....................       $    .04       $   (.07)       $    .11       $   (.30)
                                    ========       ========        ========       ========
Shares used in per share
  computations ..............          4,831          4,401           4,825          4,301
                                    ========       ========        ========       ========

                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED MAY 31,
                                                                   --------------------------
                                                                      1997             1996
                                                                   ---------        ---------
OPERATING ACTIVITIES
Net income (loss) from operations ..........................       $     529        $  (1,292)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization ............................             853              734

  Other ....................................................             (10)             (18)

  Changes in operating assets and liabilities ..............              75             (540)
                                                                   ---------        ---------

         Net cash provided by (used in) operating activities           1,447           (1,116)

INVESTING ACTIVITIES
Additions to property and equipment ........................          (2,290)            (415)

(Increase) decrease in intangibles and other assets ........            (233)             (93)
                                                                   ---------        ---------

         Net cash used in investing activities .............          (2,523)            (508)

FINANCING ACTIVITIES
Deferred public offering costs .............................            (607)            --

Proceeds from borrowings ...................................           1,841              503

Payments on borrowings .....................................            (294)            (312)

Net proceeds from issuance and repurchase of stock
                                                                          41            1,205
                                                                   ---------        ---------

         Net cash provided by financing activities .........             981            1,396
                                                                   ---------        ---------

Net increase (decrease) in cash and cash equivalents
                                                                         (95)            (228)

Cash and cash equivalents at beginning of the period .......             298              257
                                                                   ---------        ---------

  Cash and cash equivalents at end of the period ...........       $     203        $      29
                                                                   =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest ...................       $     253        $     290
                                                                   =========        =========

Capital lease obligations ..................................       $    --          $      79
                                                                   =========        =========

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of August 31, 1996 which was derived from audited consolidated financial statements) and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of May 31, 1997 and the consolidated results of operations for the three and nine months ended May 31, 1997.

     Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (No. 333-24421). The results of operations for the periods ended May 31, 1997 are not necessarily indicative of the results that may be attained for the entire fiscal year.

2.   INITIAL PUBLIC OFFERING

     In June 1997, the Company completed its initial public offering of 1,650,000 shares of common stock at a price of $5.50 per share (the "IPO"). Net proceeds to the Company were approximately $7 million after underwriter commissions and associated costs. Upon the closing of the IPO, all outstanding shares of convertible preferred stock were exchanged for 1,193,252 shares of common stock.

3.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common shares, convertible preferred shares and common share equivalents outstanding during the periods presented. The convertible preferred shares are included based on the 1,193,252 shares of common stock issued upon exchange of the convertible preferred shares at the completion of the IPO in June 1997. Common share equivalents result from subordinated convertible debentures, stock options and warrants. Excluded from the computation because their effect would be antidilutive are convertible subordinated debentures for all periods and common share equivalents for loss periods, except that the Securities and Exchange Commission requires common share and common share equivalents issued during the twelve month period prior to the initial filing of a public offering to be included in the computation as if they were outstanding for all periods presented (using the treasury stock method and the $5.50 per share initial public offering price).

4.   INVENTORIES (IN THOUSANDS)

                                    MAY 31, 1997       AUGUST 31, 1996
                                   ---------------     ---------------
                                     (UNAUDITED)

          Raw materials ......     $         1,113     $           910

          Work in progress ...               1,629               1,148

          Finished goods .....                 658                 672
                                   ---------------     ---------------
                                   $         3,400     $         2,730
                                   ===============     ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

RESULTS OF OPERATIONS

     REVENUES

     For the three and nine months ended May 31, 1997, product sales were $4,489,000 and $12,485,000 compared to $4,262,000 and $11,143,000 for the same periods in fiscal 1996, an increase of $227,000 or 5% for the three months and $1,342,000 or 12% for the nine months ended May 31, 1997. Contract research and development revenues were $1,520,000 and $4,648,000 for the three and nine months ended May 31, 1997 compared to $980,000 and $2,662,000 for the same periods in fiscal 1996, an increase of $540,000 or 55% for the three months and $1,986,000 or 75% for the nine months ended May 31, 1997. The increase in product sales for both the three and nine month periods was due primarily to increased demand for laser optics for new lasers and as replacement parts in installed lasers. In addition, product sales for the three month period ended May 31, 1997 reflect revenues from initial shipments of microlasers, which were partially offset by a lower volume of non-recurring custom orders of laser optics. The increase in contract research and development revenues for both the three and nine month periods was primarily due to work performed on a commercial microlaser display development contract that began in July 1996.

     The Company's ability to maintain or improve on the increased product sales for the remainder of fiscal 1997 will depend on maintaining increased orders for products, integrating into operations additional manufacturing equipment purchased and facilities leased during the first nine months of fiscal 1997, hiring and training new employees for its expanded facility in Mexico and increasing shipments of microlasers for medical and other applications. The growth in contract research and development revenues is expected to slow for the full year because the commercial microlaser display development contract is scheduled to be completed prior to year end, and the Company does not expect to commence work on a proposed follow-on contract until fiscal 1998.

     GROSS PROFIT

     Gross profit on product sales was $1,397,000 and $3,918,000 for the three and nine months ended May 31, 1997 compared to $1,383,000 and $3,663,000 for the same periods in fiscal 1996, an increase of $14,000 or 1% for the three months and $255,000 or 7% for the nine months ended May 31, 1997. Gross profit on research and development revenues was $326,000 and $953,000 for the three and nine months ended May 31, 1997 compared to $211,000 and $631,000 for the same periods in fiscal 1996, an increase of $115,000 or 55% for the three months and $322,000 or 51% for the nine months ended May 31, 1997. Gross margin on product sales was 31% for the three and nine months ended May 31, 1997 compared to 32% and 33% for the three and nine months ended May 31,

1996. The decrease in gross margin was due to the manufacturing start-up costs of the Company's new microlaser products. Gross margin on contract research and development revenues was 21% for the three and nine months ended May 31, 1997 compared to 22% and 24% for the three and nine months ended May 31, 1996. The decrease in gross margin was due to the lower negotiated gross margin on the commercial microlaser display development contract.

     INTERNAL RESEARCH AND DEVELOPMENT EXPENSE

     Internal research and development expenses were $274,000 and $664,000, or 5% and 4% of sales, respectively, for the three and nine months ended May 31, 1997 compared to $726,000 and $2,187,000, or 14% and 16% of sales, respectively, for the same periods in fiscal 1996, a decrease of $452,000 or 62% for the three months and $1,523,000 or 70% for the nine months ended May 31, 1997. The decrease was due to the transition of funding for certain microlaser development efforts from internal sources to contract sources. The Company expects to increase funding for internal research and development of both microlaser and laser optics products in future periods. The extent of increased internal funding will depend in part on the Company's ability to maintain adequate levels of contract research and development funding.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses were $1,122,000 and $3,400,000, or 19% and 20% of sales, respectively, for the three and nine months ended May 31, 1997 compared to $1,079,000 and $3,162,000, or 21% and 23% of sales, respectively, for the same periods in fiscal 1996, an increase of $43,000 or 4% for the three months and $238,000 or 8% for the nine months ended May 31, 1997. These expenses have decreased as a percentage of revenues as absolute spending has increased at a slower rate than the growth in revenues. Selling, general and administrative expenses are not expected to decrease further as a percentage of revenues in the near-term due to planned increases in selling expenses for microlaser products and to the additional expenses attributed to the Company becoming publicly-held in June 1997.

     INTEREST EXPENSE

     Net interest expense was $102,000 and $247,000, or 2% and 1% of sales, respectively, for the three and nine months ended May 31, 1997 compared to $74,000 and $227,000, or 1% and 2% of sales, respectively, for the same periods in fiscal 1996, an increase of $28,000 or 38% for the three months and $20,000 or 9% for the nine months ended May 31, 1997. The increase for the three and nine month periods was due primarily to increased capital investment and to a lesser extent higher average interest rates on debt based on the prime rate. In the near-term, interest expense is expected to be lower due to repayment of certain debt and investment of remaining proceeds from the IPO in June 1997.

     INCOME TAXES

     Income taxes were $9,000 and $31,000 for the three and nine months ended May 31, 1997 compared to $3,000 and $10,000 for the same periods in fiscal 1996, an increase of $6,000 or 200% for the three months and $21,000 or 210% for the nine months ended May 31, 1997. The increase was due to increased taxable income. The Company's effective tax rate was reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards may be limited by the application of rules relating to a change in control as a result of the completion of the IPO in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed the IPO in June 1997, raising approximately $7 million, net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, from issuance of subordinated debentures and capital equipment leasing and bank debt.

     Cash provided by operating activities was $1,447,000 for the nine months ended May 31, 1997 compared to cash used in operating activities of $1,116,000 for same period in fiscal 1996, an increase of $2,563,000. The primary reason for the increase was the transition of certain microlaser research and development activities from internal funding to contract funding which resulted in increased operating income.

     Cash used in investing activities was $2,523,000 for the nine months ended May 31, 1997 compared to $508,000 for the same period in fiscal 1996, an increase of $2,015,000. The increase is primarily due to additions to plant and equipment to increase capacity and automation for manufacture of optics products and to enable manufacturing of microlaser products.

     Cash provided by financing activities was $981,000 for the nine months ended May 31, 1997 compared to $1,396,000 for the same period in fiscal 1996, a decrease of $415,000. The decrease was due to reduced financing requirements as a result of improved cash flow provided by operating activities. For the fiscal 1997 period, the primary source of financing was bank loans. For the fiscal 1996 period, the primary source of financing was the private sale of preferred stock. On August 1, 1997, a $1,320,000 capital equipment line of credit will convert to a five-year term loan. The Company has advances of $682,000 on its bank line of credit at May 31, 1997, which was paid off from the IPO proceeds. As of June 30, 1997, the Company has no advances on the $2,000,000 bank line of credit.

     The Company believes that the net proceeds from the IPO completed in June 1997 together with other sources of liquidity and anticipated cash provided by operations will satisfy its cash requirements for at least the next twelve months.

RISK FACTORS

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

     As a result of substantial investments in research and development, the Company incurred operating losses in each of the last three fiscal years and, at May 31, 1997, had an accumulated deficit of $4.7 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

     DEVELOPMENT RISKS RELATING TO MICROLASER TECHNOLOGIES

     The Company has devoted substantial resources to developing its microlasers and future microlaser based products. To date, sales of the Company's microlasers have been limited to customer evaluation sales. Other microlasers and microlaser based products are still in the early stages of development. There can be no assurance that the Company will successfully develop any microlaser or microlaser based products. There also can be no assurance that the Company's microlasers will be successfully designed into customers' products or that the Company's products under development will achieve commercial sales volumes. The Company believes that it will be necessary to continue to reduce the cost of manufacturing and to broaden the variety of wavelengths provided by its microlasers to achieve commercial acceptance. If the Company is unable to successfully gain market acceptance of its microlasers and microlaser based products, its business, operating results and financial condition will be materially and adversely affected.

     DEPENDENCE ON NEW PRODUCTS AND PROCESSES

     To meet its strategic objectives, the Company must continue to develop, manufacture and market new products, develop new processes and improve its existing processes. As a result, the Company expects to continue to make significant investments in research and development and to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company's business. The success of the Company in developing, introducing and selling new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a manner that satisfies customer needs or achieves market acceptance. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MICROLASER MANUFACTURING EXPERIENCE; SCALE-UP RISK

     The Company has no experience in producing microlasers other than in small developmental quantities. The Company's microlasers are assembled from component parts at the Company's San Diego facility. The Company purchases component parts for its microlasers, including laser crystals, nonlinear crystals and diode lasers, from various sources around the world. However, none of the Company's suppliers of microlaser component parts has experience in supplying components with the Company's specifications at increased volumes. The Company does not have long term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. There can be no assurance that these suppliers will be able to provide components to the Company in the quantities, with the quality or at the prices necessary for production quantities of the Company's products under development. The Company must increase its manufacturing capacity to polish and coat crystals and to perform the required complex assembly steps. Such an increase in its manufacturing capacity will require significant scale-up expenditures and additions to the Company's facilities. In the event the Company is unable to locate sufficient sources of microlaser component parts, or is unable to expand its manufacturing capacity to produce microlasers and microlaser based products, the Company will not be able to manufacture its products on commercially reasonable terms, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MICROLASER SALES, MARKETING AND DISTRIBUTION EXPERIENCE

     The Company has only limited experience marketing and selling its microlasers, and does not have experience marketing and selling such products in commercial quantities. The Company intends to sell its microlasers and microlaser based products through a direct sales force in North America and a direct sales force and distributors in Europe. In Asia, the Company intends to sell its microlasers and microlaser based products primarily through agreements with distributors or representatives, although the Company has not entered into any such agreements or arrangements to date. To the extent that the Company enters into distribution or representation arrangements for the sale of its microlasers and microlaser based products, the Company will be dependent upon the efforts of third parties. There can be no assurance that the Company will be able to build a direct sales force or marketing organization for microlasers or microlaser based products, that establishing such a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with distributors or representation arrangements on a timely basis, if at all, or that such distributors or representatives will devote adequate resources to selling the Company's microlasers and microlaser based products. Failure to build an effective sales and marketing organization or to establish effective distribution or representation arrangements for the Company's microlaser products would have a material adverse effect on the Company's business, financial condition and results of operations.

     FUTURE CAPITAL REQUIREMENTS

     Although the Company believes that its existing cash balances, cash flow from operations and available lines of credit will be sufficient to meet its capital requirements for at least the next 12 months, the Company may seek additional equity or debt financing to compete effectively in the markets it serves. The timing and amount of the Company's capital requirements cannot be precisely determined at this time and will depend on a number of factors, including the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to the then existing stockholders will result.

     FLUCTUATION IN QUARTERLY PERFORMANCE

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures, especially in connection with its microlasers and microlaser based products. If significant variations were to occur between forecasts and actual orders with respect to its laser optics business or microlasers and microlaser based products, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. Such variations have occurred in the past and could occur again in the future as a result of increases in development expenditures for proposed new products, product introductions by competitors, changes in customer ordering patterns and other factors. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for approximately 46% of the Company's total revenues in each of the quarters ended May 31, 1996 and May 31, 1997, and the Company expects that international sales will continue to account for a substantial portion of total revenues. Sales to Europe and the Asia Pacific region accounted for 28% and 28% and 13% and 13%, respectively, of the Company's total international sales for the quarters ended May 31, 1996 and 1997, respectively. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

     ENVIRONMENTAL, HEALTH AND SAFETY CONCERNS

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials used by the Company in connection with the manufacture of laser optics. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future. There can be no assurance that any such change will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company makes investments in protective equipment, and continually reviews and monitors process controls, manufacturing procedures and training to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous materials. The failure to properly handle such materials could lead to harmful exposure to employees or to the improper discharge of hazardous materials. Since the Company does not carry environmental impairment insurance, such a failure could result in a material adverse effect on the Company's business, financial condition and results of operations.

     VOLATILITY OF STOCK PRICE

     Until recently, there has been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the laser optics and laser industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on April 18, 1997 in San Diego, California. All information with respect to the numbers of shares voted is based on the number of shares entitled to vote prior to the 1-for-1.5 reverse stock split of the Company's Common stock effected April 25, 1997.

     PROPOSAL I - ELECTION OF DIRECTORS

          Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

CANDIDATE                               VOTES IN FAVOR             VOTES WITHHELD
---------------------------     -------------------------------    --------------
Glenn H. Sherman, Ph.D                     4,134,520                  99,237

Douglas H. Tanimoto, Ph.D                  4,134,520                  99,237

William G. Fredrick                        4,222,884                  10,873

Alain Godefreid*                           4,222,884                  10,873

Robert G. Klimasewski                      4,134,520                  99,153

Richard C. Laird                           4,222,884                  10,873

Siegfried Meder*                           4,222,884                  10,873

Kenneth E. Olson                           4,222,884                  10,873

John C. Stiska                             4,222,884                  10,873

Marc Van Sande*                            4,222,884                  10,873

---------

* Director voluntarily resigned in June 1997 following the IPO without disagreement with the Company.

PROPOSAL II - AMENDMENT OF CERTIFICATE OF INCORPORATION TO EFFECT A 1 FOR 1.5
              REVERSE STOCK SPLIT

       VOTES IN FAVOR              VOTES AGAINST          VOTES ABSTAINED
       --------------              -------------          ---------------
          5,670,309                    38,681                 107,714



PROPOSAL III - APPROVAL OF THE 1997 EQUITY INCENTIVE PLAN

       VOTES IN FAVOR              VOTES AGAINST          VOTES ABSTAINED
       --------------              -------------          ---------------
          5,670,309                   101,404                   8,413



PROPOSAL IV - APPROVAL OF EMPLOYEE STOCK PURCHASE PLAN

       VOTES IN FAVOR              VOTES AGAINST          VOTES ABSTAINED
       --------------              -------------          ---------------
          5,804,231                    10,333                   2,140



PROPOSAL V - APPROVAL AND AUTHORIZATION OF INDEMNITY AGREEMENTS

       VOTES IN FAVOR              VOTES AGAINST          VOTES ABSTAINED
       --------------              -------------          ---------------
          5,628,014                   102,697                  85,993



PROPOSAL VI - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

       VOTES IN FAVOR              VOTES AGAINST          VOTES ABSTAINED
       --------------              -------------          ---------------
          5,806,271                    10,333                     100



On June 12, 1997, an action by written consent was approved by the stockholders of the Company amending and restating the Certificate of Incorporation and Bylaws to effect certain stockholder protection measures; consent was obtained from 4,096,665 shares or 66.9% of the outstanding shares of the Company's capital stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBIT INDEX

              27    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LASER POWER CORPORATION
                                       -----------------------------------
                                       (Registrant)







Date: July 12, 1997                    /s/ Paul P. Wickman, Jr.
      ------------------               -----------------------------------
                                       Paul P. Wickman, Jr.
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)