Form 10-K
period 1997-08-31
LASER POWER CORP/FA
filed 1997-11-26
CIK 874019

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]                   ANNUAL REPORT PURSUANT TO SECTION
                              13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                       _______________ TO _______________

                        COMMISSION FILE NUMBER 000-22625

                            LASER POWER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       95-3423358
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

       12777 HIGH BLUFF DRIVE                                 92130
       SAN DIEGO, CALIFORNIA                               (Zip Code)
(Address of principal executive offices)



      Registrant's telephone number, including area code:  (619) 755-0700

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

                             (Title of each class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -----  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market System was $28,047,681 as of October 31, 1997.*

         The number of shares of Common Stock outstanding was 6,099,854 as of October 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        (TO THE EXTENT INDICATED HEREIN)

         Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Stockholders to be held January 30, 1998 (the "1998 Annual Meeting") is incorporated herein by reference into Part III of this Report.

         Certain exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24421), as amended, are incorporated herein by reference into Part IV of this Report.

______________

* Excludes 2,983,445 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds ten percent of the shares outstanding on October 31, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

         This Annual Report on Form 10-K contains certain forward-looking statements, and the actual results for Laser Power Corporation ("Laser Power" or the "Company") may differ materially from those discussed here. Additional information concerning factors that could cause such a difference can be found in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Certain Risk Factors Related to the Company's Business" and elsewhere throughout this Annual Report.

                                     PART I

ITEM 1.  BUSINESS


  Laser Power designs, manufactures and markets high performance lasers and laser optics for industrial, medical and military applications. The Company's optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. The Company's proprietary miniature solid-state lasers ("microlasers") are designed for use in certain medical, telecommunications, projection display and other applications.

  The Company's customers use high power CO2 lasers in a variety of industrial processing applications, such as sheet metal cutting, automobile body welding, surface hardening for engine components and scribing and drilling delicate ceramic circuits. The Company also sells high performance laser optics to medical equipment OEMs for lower power CO2 lasers used in certain therapeutic and cosmetic procedures, including surgery and skin wrinkle removal. In addition, the Company has developed very low absorption thin film coatings for optics for laser anti- missile systems. The Company's core competencies lie in its surface finishings and thin film coatings, which are key elements involved in all high performance laser optics. The Company believes that its expertise in these areas provides it with a significant competitive advantage. Substantially all of the Company's product revenues to date are attributable to the sale of laser optics products for lasers used in the industrial processing and medical industries.

  The Company also conducts contract research in the development and applications of advanced solid state lasers. Sponsors of contract research include various agencies and departments of the U.S. government, as well as commercial entities.

  The Company has leveraged its expertise in thin film coatings, surface finishing and solid state lasers to develop proprietary miniature solid state lasers that are excited or "pumped" by diode lasers. These microlasers have significant size advantages and are generally 100 times more energy efficient than conventional gas and solid state lasers. Further, they have longer estimated lifetimes than conventional lamp pumped solid state and gas lasers. Laser Power shipped the first microlaser evaluation units in March 1997 and has begun deliveries of microlasers to a medical equipment OEM to replace gas lasers in dermatology systems. The Company believes that microlasers can replace other lasers in additional medical equipment and in other applications such as laser light shows and as pump sources for other solid state lasers. The Company is also developing microlasers for telecommunications and projection display applications.

  In October 1997, the Company entered into a letter of intent to acquire EMI Acquisition Corp. ("EMI"), a leading manufacturer and marketer of infrared night vision optics used in commercial and military systems. Although the Company has engaged in negotiations with EMI with respect to a definitive agreement to acquire EMI, there can be no assurance that such negotiations will result in a definitive agreement satisfactory to the Company or that the Company will acquire EMI.

INDUSTRY AND MARKET OVERVIEW

  The use of lasers in industrial and medical applications continues to grow and to expand into new areas. High power CO2 lasers are widely used in industrial applications, such as welding automobile bodies, scribing delicate ceramic circuits and sheet metal cutting. CO2 lasers offer greater quality, speed, flexibility and automation than conventional cutting and welding technologies. Lower power CO2 lasers and argon- ion and solid-state lasers are used in various medical procedures, including surgical, dermatology and ophthalmology applications. Surgical laser procedures reduce blood loss and post-operative pain compared to other procedures.

  The precision optics which collect, form, reflect and transmit the laser beam are crucial to a laser's function. In gas lasers, the lasing medium is encased in a tube with precision optics at either end. These internal optics may direct the beam from one tube to another, may turn the beam back on itself to further energize the lasing medium or may allow part of the beam to exit the tube while turning the rest of the beam back on itself. Conventional solid state lasers are similar except that the tube is replaced by a laser crystal rod. In addition to the internal optics, a number of external precision optics may be used to deliver the beam for its intended application. These external optics may include mirrors, beam splitters, focusing lenses and other special function optics. The number of optics used in a laser system can be as many as 15 in a high power CO2 laser system. Since optics wear and become contaminated during operation, they must be replaced routinely. Sales of optics as replacement parts represent the majority of the optics market.

  Lasers employing a semiconductor medium (diode lasers) are used in printers, compact disk players and telecommunications equipment. Diode lasers can also be used to excite or "pump" solid state lasers. Solid state lasers, which employ crystals as the lasing medium and are energized by light from lamps, are used in various industrial, medical and biotechnology applications. Recently, laser engineers have developed small, highly efficient solid state lasers that are energized by diode lasers (diode pumped solid state lasers or "DPSSLs"). Because of their small size and high efficiency, DPSSLs may address many of the applications currently served by other lasers and may create new applications. Microlasers are miniature DPSSLs.

  The Company believes that because of their small size and high efficiency, microlasers may replace gas, semiconductor and other solid-state lasers in many applications as well as enable new applications. For example, the Company's microlasers are being used or evaluated as replacements for argon (gas) and solid state lasers in dermatology and ophthalmology applications and for laser light shows. Microlasers may also be used as replacements for semiconductor lasers and laser/amplifier combinations in broadband communications applications such as cable television ("CATV") and dense wavelength division multiplexing ("DWDM"). Finally, the Company believes that microlasers may enable the development of commercial solid state laser projection systems for use in flight simulators, large meeting venues, video walls and, ultimately, electronic cinema.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

HIGH PERFORMANCE LASER OPTICS PRODUCTS

  The Company produces optics, including total reflectors, output couplers, beam splitters and lenses, for use in high power industrial, medical, scientific and military lasers. The Company's expertise in the area of surface finishing and, in particular, thin film coatings, is critical to producing high performance laser optics. In general, the performance of an optic is primarily dependent on the quality of the thin film coating. Thin film coatings include various reflective coatings for mirrors and transmissive and partially transmissive coatings for lenses, beam splitters and output couplers. The Company believes that the high quality of its thin film coatings and its commitment to customer service enhance its reputation as a supplier of high power and technically advanced laser optics.

  CO2 Optics. Reliable operation of high power CO2 lasers requires high quality, low absorption optics. The Company supplies substantially all types of optics used in CO2 lasers and laser systems. Such optics fall broadly into two categories: transmissive zinc selenide and reflective metal optics.

  Zinc selenide is the substrate material of choice for high power CO2 laser transmissive optics such as lenses, output couplers and beam splitters because of its low absorption of laser energy. Generally, zinc selenide optics with low absorption thin film coatings are able to handle up to three kilowatts of power. As laser power increases to the multi-kilowatt range, reflective metal optics replace transmissive optics in certain applications.

  Reflective metal optics (such as folding mirrors, phase shifting mirrors, beam bending mirrors and focusing mirrors) utilize a metal substrate, such as copper. Metal optics are fabricated by conventional polishing or single-point diamond turning, a process which involves cutting by gem quality diamonds to create a mirror finish. The Company is a leader in the use of single-point diamond turning methods to produce both standard metal optics and those with complicated surfaces such as aspheres, parabolas and hyperbolas, which are used with higher power CO2 lasers. The Company's fabrication and thin film coating technologies have earned Laser Power a reputation as a leading manufacturer of zinc selenide and metal optics.

  The Company supplies optics to high power CO2 laser and laser system manufacturers and to the aftermarket as replacement parts. Because CO2 laser optics wear or become contaminated, every new laser installed increases the market for replacement optics. In order to meet this growing aftermarket demand, the Company provides same day shipment of critical replacement optics for most high power CO2 lasers.

  Other Laser Optics. In addition to CO2 laser optics, the Company provides optics for a variety of lasers operating at different wavelengths. For example, the Company has used coating technology developed in support of various military defensive laser weapons programs to become a leading supplier of optics used in Erbium: YAG lasers. These solid-state lasers are used in various medical applications such as surgery and skin-resurfacing.

  Military Products. Working with Lockheed Martin Corporation ("Lockheed Martin") and TRW, Inc. ("TRW"), the Company has developed thin film coatings utilized in ongoing U.S. government programs to develop laser weapons for missile defense. The Company has developed very low absorption thin film coatings for uncooled optics, which are critical to a space-based laser for defense against long range ballistic missiles. By using uncooled optics, the weight of the laser system is reduced by approximately one-half, allowing the laser to be boosted into orbit using one rocket instead of two. The Company continues to develop these coatings for Lockheed Martin. The Company has also developed coatings for TRW for use in ground-based lasers to defend against short-range missiles. In addition, the Company has supplied coatings for uncooled optics to TRW for an airborne laser defense system for use against shorter range battlefield theater ballistic missiles.

  The technology used to produce coatings for optics for these weapons-grade lasers is derived from technology used by the Company for CO2 laser optics. The Company believes that participation in these military programs fosters continued improvement in its optics technology and that these improvements provide a significant competitive advantage.

PRODUCTS UNDER DEVELOPMENT

Optics Products

  At laser power levels above three kilowatts, zinc selenide loses its ability to resist distortion and is often replaced by more expensive, beam quality limiting solutions such as aspheric metal optics or aerodynamic windows. However, the Company's Turbo-Cooled technology enables zinc selenide optics to function efficiently even at power levels in excess of 10 kilowatts. In addition, the Company's MP-5 technology enhances the performance of zinc selenide optics because it absorbs 25%-50% less laser energy than many commercial thin film coatings. Because of its Turbo-Cooled and MP-5 technologies, the Company believes it will continue to be a leading supplier in CO2 laser optics as the industrial CO2 laser industry continues to use higher laser power.

  Turbo-Cooled refers to the Company's patented cooling design for optical assemblies. Turbo-Cooled optical assemblies incorporate transmissive zinc selenide optics that operate with less distortion of the laser beam and at much higher power levels than conventionally cooled optics. The Company has also developed laser output couplers, focusing systems and beam integrators using this technology.

  MP-5 refers to the Company's new class of proprietary low absorption coatings to replace thorium fluoride based thin film coatings for CO2 laser optics. Thorium fluoride, a low-level radioactive material, is used by virtually every manufacturer of high performance CO2 laser optics. MP-5 coatings absorb significantly less laser energy than thorium fluoride based coatings and are non-radioactive. Low absorption reduces optic heating caused by the laser beam. Optic heating causes the beam quality to deteriorate. In addition, MP-5 technology will not require the expense of handling, storage and disposal of low level radioactive wastes associated with thorium fluoride. The Company has filed a patent application to seek protection for the MP-5 technology. The Company believes that optics manufactured with MP-5 coatings will gain market share and command premium pricing in certain markets. The Company released MP-5 products for commercial sale in the fourth quarter of fiscal 1997.

Microlaser Based Products

  The Company has developed microlasers, which are miniature DPSSLs. The miniaturization is accomplished by reducing the size of the solid state material to millimeter or sub-millimeter dimensions and replacing end mirrors with complex thin film coatings applied to the polished ends of the laser crystals. Microlasers have significant size advantages over gas and other lasers in areas such as medicine, biotechnology and projection displays. In addition, microlasers are generally 100 times more energy efficient than gas lasers because they consume less electricity in creating their optical output and require less cooling. Microlasers also have longer estimated lifetimes than gas lasers. To date, revenues from sales of the Company's microlaser products have been insignificant.

  Green and Blue Microlasers. The Company's green microlaser has size and energy efficiency advantages over gas lasers used in certain medical applications. The Company began shipments of green microlasers for dermatology applications in fiscal 1997 and anticipates selling its green microlaser for use in ophthalmology applications in fiscal 1998.

  The Company believes its 0.5 watt blue microlaser is the only high power all solid state compact blue laser in existence. This laser has a number of applications in which it can successfully replace argon-ion lasers, such as certain dentistry, biomedical, dermatology and printing applications.

  The Company has developed prototype projectors using its green and blue microlasers with commercially available red diode lasers to produce high quality images with color quality equaling color movie film. The Company believes that its high resolution projector produces higher resolution and more colors than commercially available liquid crystal projectors. In addition, the Company believes that it can produce microlaser based projectors that are smaller than conventional projectors. Further, microlaser light sources have longer estimated lifetimes compared to conventional light sources. The Company expects that microlaser based projectors may provide advantages in a number of applications, including entertainment displays, flight simulators, process and system control room displays, portable large-venue projectors, videowalls and electronic cinema.

  The Company has been awarded several government contracts to develop advanced multi-beam, direct write microlaser projector technology, for which the Company retains commercial rights. Such direct write technology will impress video information directly on the microlaser beams. The beam will write the image directly onto a screen similar to the way an electron beam writes a television image, except that multiple lines will be written simultaneously, which may enable super high resolution up to 5,000 by 4,000 pixels. The Company has been issued a U.S. patent covering such technology and has filed applications seeking additional patent protection. Since the beam from red diode lasers is not suitable for use in direct write projection systems, the Company is developing a red microlaser as a replacement. There can be no assurance that the Company will be able to complete development of a red microlaser, or if it is unable to develop such a microlaser, that it will be able to acquire the rights to a suitable red laser technology at a commercially reasonable cost, if at all. If development of direct write technology can be completed, the Company believes that such technology may be the best method to produce super high resolution images required by electronic cinema.

  In addition, the Company has a collaborative arrangement with Laser-Display-Technologic KG ("LDT"), a joint venture between Daimler-Benz AG and Schneider Rundfunkwerke AG to develop microlasers for a conventional single beam direct write laser based projection display system. Such systems have been commercially available using gas lasers for approximately the past 20 years at very high prices ($200,000 to $500,000). LDT is developing technology which, when available, and when combined with the Company's microlasers, will enable compact high resolution projectors to be built with the ultimate aim of producing high volume, low cost home entertainment systems.

  1550 nm Microlaser. Distributed feedback ("DFB") diode lasers emitting at 1550 nm wavelength are used in the telecommunications industry to transmit signals through fiber optic cables. Such lasers are gaining widespread acceptance in upgrades and new installations of CATV and other telecommunications systems worldwide. Microlasers generally create less signal noise and are capable of generating higher power than DFB lasers. As a result, CATV fiber optic systems employing 1550 nm microlasers will not require amplification to the same extent as DFB lasers and will deliver a higher quality, lower noise signal to the receiver. The Company believes that, if successfully developed, the high output power of a 1550 nm microlaser could reduce or eliminate the requirement for erbium-doped fiber amplifiers ("EDFAs") which are needed to increase the power of existing DFB lasers in CATV head-end and point-to-point transmitters. The Company expects to sell its 1550 nm high power microlaser for substantially less than the typical DFB laser EDFA combination, providing an impetus for industry adoption of its 1550 nm microlaser.

  Dense wavelength division multiplexing allows multiple laser beams with different wavelengths to be launched into a single optical fiber. DWDM has been rapidly embraced by long-haul carriers for digital transmission because of significant cost and time savings over laying additional fiber optic cable. In addition, the Regional Bell Operating Companies ("RBOCs") and CATV operators are beginning to use DWDM increasingly as the technology advances, cost of equipment decreases and digital transmission becomes more popular for local traffic.

  The wavelengths used for DWDM must be precisely controlled. DFB laser manufacturers are not able to control their semiconductor processes to the level required to produce precise wavelength devices on demand and therefore must go through a selection process to find devices with the desired wavelengths. Precise temperature control with active feedback is required to keep the wavelength constant over the lifetime of the device. The Company's 1550 nm microlaser under development is expected to be capable of being adjusted to any wavelength over the entire DWDM band. The wavelength could be controlled with a low-cost, passive optical element, and all devices could be manufactured identically, with the desired wavelength selected with an adjustment of the passive optic element. The Company believes these characteristics will provide significant advantages for its 1550 nm microlaser under development in the DWDM market.

STRATEGY

  The Company's strategy is to expand its current precision optics business and to leverage its core expertise in high performance laser optics, low absorption thin film coatings and solid-state lasers to become a world leader in the manufacture, marketing and sale of microlasers and microlaser based products. Key aspects of the Company's strategy include:

Continue to Grow High Performance CO2 Laser Optics Business

  The Company's core competencies in the design and manufacture of high performance laser optics, including its polishing and diamond turning processes and thin film coatings have made Laser Power one of the leading suppliers of such components, especially for high power CO2 lasers. The Company's strategy is to continually improve quality and customer service while lowering production costs and introducing new products. See "Products and Products Under Development." The Company expects the high power CO2 laser market to continue to grow and laser power levels to continue to rise. To meet the increasing demand for optics for higher power lasers, the Company will continue to enhance its Turbo-Cooled and diamond turned metal optics technologies. The Company believes it is well positioned to meet more stringent requirements for optics used in higher power CO2 lasers because of its proprietary and state-of-the-art technologies.


Expand Markets for High Performance Optics Products

  The Company believes that its technologies have applications in markets not currently served by the Company. The Company plans to use its technology base developed for CO2 laser optics and microlaser crystal polishing and coating to produce certain optics for neodymium-YAG lasers and visible lasers. The Company also plans to enter other non-CO2 infrared markets using CO2 coatings.

Increase Margins on Optics Products

  The Company has a multifaceted strategy to reduce costs and increase margins on its optics products. To reduce costs, the Company plans to increase automation which will reduce labor costs and improve yields on certain manufacturing processes. The Company also plans to transfer additional labor-intensive operations to its facility in Mexico. To increase margins, the Company plans to intensify its sales efforts on higher margin products and to serve high-performance, high-margin niches in such markets as the emerging high power neodymium-YAG laser market.

Market Microlasers for Existing Industrial and Medical Applications

  The Company intends to exploit the superior size and energy efficiency characteristics of its microlasers to replace existing gas and solid state lasers currently utilized in certain medical, industrial and other applications. The Company is shipping green microlasers for use in medical, industrial and entertainment applications. The Company expects to ship green and other microlasers for additional applications in fiscal 1998.

Develop and Market Microlasers for CATV and Telecommunications Applications

  The Company is developing a high power, low noise 1550 nm microlaser that it believes will provide substantial performance and cost advantages over certain existing CATV transmission systems that are based on 1550 nm DFB lasers and EDFAs. In addition, the ability to adjust and maintain the microlaser's wavelength at any point over the entire EDFA wavelength acceptance band will provide advantages over existing lasers used in digital CATV and DWDM telecommunications applications. The Company expects to ship evaluation units of its first 1550 nm laser product in the second quarter of fiscal 1998 and to ship production units in the third quarter of fiscal 1998.

Develop and Market Microlasers for High End Projection Display Applications

  The Company has developed blue and green microlasers and is developing a red microlaser, all of which can be arrayed together as the light source for a high-end display projector. The Company believes that microlaser based projectors will have significant performance and size advantages over existing high-end lamp based and CRT based projectors.

Supplement Product Development Activities Through Contract Funding

  The Company will opportunistically secure research contracts that will enhance and advance its products under development. The Company has spent approximately $11.8 million on microlaser development and related display technology programs, substantially all of which was paid for through joint ventures with strategic partners such as the U.S. government, Proxima Corporation ("Proxima") and LDT. See "Research and Development."

Expand Capabilities Through Strategic Alliances and Acquisitions

  Through alliances with other companies, Laser Power has enhanced its high performance laser optics technologies, broadened its research activities and developed its microlaser technology. The Company believes that similar relationships with leading companies in the medical equipment, high end projection display and telecommunications industries will facilitate its entry into those markets. In addition, the Company will continue to acquire technologies or other companies that complement its current technologies. The Company has entered into a letter of intent to acquire EMI. Although the Company has engaged in negotiations with EMI with respect to a definitive agreement to acquire EMI, there can be no assurance that such negotiations will result in a definitive agreement satisfactory to the Company or that the Company will acquire EMI.

SALES AND MARKETING

  As of October 31, 1997, Laser Power employed 19 persons in sales and marketing at sales offices in the United States and Belgium. The Company promotes its optics and intends to promote its microlaser based products to OEM and end-user customers through a multi-faceted program which includes trade journal advertising, catalog distribution, direct mail promotion, field sales presentations, technical seminars, trade show exhibits and direct telemarketing. The Company sells its optics products through its direct sales force in the United States and Belgium and through its distributors in the rest of the world. The Company intends to sell its microlaser based products in North America, Europe and Asia through a direct sales force and distributors.

RESEARCH AND DEVELOPMENT

  The Company believes that its future success depends in large part on its ability to complete products under development, to continue to enhance its existing products and to develop new products. As of October 31, 1997, the Company had 50 employees performing research and development in the United States and Belgium. The Company spent $4.9 million, $5.6 million and $5.9 million during fiscal years 1995, 1996 and 1997, respectively, on research and development. The sources of such funds included contracts with customers and strategic partners as well as internal Company funds.

  The Company continues to develop its 1550 nm microlaser for broadband communications and its red microlaser for projection display applications. Also, the Company continues laser projection display development under several U.S. government and commercial research contracts. The Company intends to strengthen its competitive position for all microlaser applications by developing higher power microlasers and lower cost component and sub-assembly designs. In addition, the Company is developing proprietary automated manufacturing processes for its optics manufacturing to lower costs and provide a more flexible manufacturing environment.

  The successful completion of development activities and the transition to manufacture and sale of any resultant products is dependent on a number of factors, including determination of demand and appropriate product design, length of development period, development of appropriate manufacturing processes, product performance and sales and marketing. There can be no assurance that the 1550 nm and red microlasers or any of the other products or improvements under development will be successfully developed, or that new products developed by the Company will be commercially available or achieve market acceptance. See "Products Under Development" and "Certain Risk Factors Related to the Company's Business - Development and Other Risks Relating to Microlaser Technologies."

MANUFACTURING

  The Company manufactures high performance laser optics, microlasers and related components. Some materials and components are available only from single suppliers.

  The Company manufactures optics at its San Diego and Mexico facilities. Thorium fluoride and zinc selenide are important to the manufacture of optics. The Company purchases all of its thorium fluoride for use in its low absorption thin film coating processes from Cerac Incorporated ("Cerac"), which the Company believes is the sole source for high quality thorium fluoride. Any interruption or cessation of supply by Cerac would have a material adverse effect on the Company's business, financial condition and results of operations.

  In the case of zinc selenide, a critical raw material in a significant percentage of the Company's optics products, the Company currently relies exclusively on one supplier, the Advanced Materials Division of Morton International, Inc. ("Morton"). To date, the Company has not experienced any material difficulties in the quantity or the quality of the zinc selenide delivered. If any such problem arises in the future, the Company would have to seek an alternate supplier. However, there can be no assurance that the Company would be able to secure sufficient inventory of zinc selenide to produce sufficient product to meet its customers' needs. A transition to alternate arrangements would involve additional costs and delays in production.

  The manufacture of optics is capital-intensive. Future manufacturing capacity requirements may require substantial investment in equipment and facilities. See "Certain Risk Factors Related to the Company's Business -- Fluctuation in Quarterly Performance."

  The Company's microlasers are assembled from component parts at the Company's San Diego facility. The Company purchases component parts for its microlasers, including laser crystals, nonlinear crystals, and semiconductor diode lasers, from various sources around the world. The Company believes its suppliers can supply the components in the quantities, with the quality and at the prices required by the Company for volume production of microlasers for medical, dental, telecommunications, industrial, display and other general applications of the Company's microlaser products and products under development. However, none of the Company's suppliers of microlaser component parts has experience in supplying these components with the Company's specifications at the increased volumes that the Company needs to achieve its growth goals. In addition, certain future applications require substantially lower cost components. The Company does not have long term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. See "Certain Risk Factors Related to the Company's Business -- Limited Microlaser Manufacturing Experience; Scale-up Risk."

  Moreover, the Company has no experience in producing microlasers other than in low level production quantities. The Company is increasing its manufacturing capability to polish and coat volume quantities of microlaser and nonlinear crystals and to perform the required complex assembly steps. Such an increase in its manufacturing capabilities will require significant scale-up expenditures and additions to the Company's facilities. See "Certain Risk Factors Related to the Company's Business -- Limited Microlaser Manufacturing Experience; Scale-Up Risk."

PATENTS AND PROPRIETARY RIGHTS

  As of October 31, 1997, Laser Power's patent portfolio included four patents issued by the U.S. Patent and Trademark Office ("USPTO") and one patent granted by the European Patent Office (the "EPO"), subsequently filed in five European countries. The Company has received Notices of Allowability on four of its patent applications pending with the USPTO and has eight other patent applications pending. Two patent applications have been filed in several foreign jurisdictions and the Company has been granted licenses to two patent applications owned by Proxima and filed with the USPTO. One of the Company's U.S. patents, issued in November 1996, covers certain aspects of the Company's blue microlaser technology and another, issued in July 1996, covers the Company's direct write concept and other aspects of display technology associated with microlasers. One of the Company's U.S. patents, issued in July 1992, covers basic technology behind the Company's Turbo-Cooled optic products; the Company's patent granted by the EPO in April 1993 covers this same technology. Many of the Company's pending patent applications relate to microlaser technology. The two pending U.S. patent applications licensed from Proxima cover certain aspects of microlaser display technology. One pending application relates to the MP-5 coating technology.

  Because of lesser protection afforded by and the high cost of pursuing patents in certain foreign jurisdictions, the Company has elected not to seek patent protection for certain of its inventions covered by its U.S. patents in foreign jurisdictions. Nevertheless, the Company intends to selectively pursue foreign patent filings where the cost of and protection afforded by such patents, if issued, are justified. However, the Company in general believes that, in certain cases, obtaining foreign patents may be much less useful than obtaining domestic patents because of differences in patent laws and costs of patent enforcement, and further believes that the protection provided by foreign patents, if obtained, and any other foreign intellectual proprietary protection may be weaker than that provided domestically.

  Laser Power's continued success will depend in part on its ability to obtain patent protection for its products and processes, and to operate without infringing the proprietary rights of third parties. There can be no assurance that patent applications filed by Laser Power will result in patents being issued, that the claims of such patents will offer significant protection of the Company's technology, or that any patents issued to or licensed by Laser Power will not be challenged, narrowed, invalidated or circumvented. The Company may also be subject to legal proceedings that result in the revocation of patent rights previously owned by or licensed to Laser Power, as a result of which the Company may be required to obtain licenses from others to continue to develop, test or commercialize its products. There can be no assurance that Laser Power will be able to obtain such licenses on acceptable terms, if at all.

  In addition, there may be pending or issued patents held by parties not affiliated with Laser Power that relate to the technology utilized by Laser Power. As a result, Laser Power may need to acquire licenses to, assert infringement of, or contest the validity of, such patents or other similar patents which may be issued. Laser Power could incur substantial costs in defending itself against patent infringement claims, interference proceedings, opposition proceedings or other challenges to its patent rights made by third parties, or in bringing such proceedings or enforcing any patent rights of its own.

  The patent positions of laser optic, laser component and laser manufacturing companies, including the Company, are generally uncertain and involve complex legal and factual questions. As a result, these industries have a history of patent litigation and will likely to continue to have patent litigation concerning laser technologies. A number of laser optic, laser component and laser manufacturing companies maintain and continue to develop patent positions that could prevent Laser Power from using technology covered by these patents. The commercial success of the Company depends in part on not infringing patents. Any action against the Company or its collaborative partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license to continue to develop, manufacture or market the affected products and processes. There can be no assurances that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required would be made available on commercially acceptable terms, if at all. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have material adverse effect on the Company's business, financial condition and results of operations.

  The Company has acquired a license to a Stanford University ("Stanford") owned patent covering certain technology used in the Company's blue microlaser from ATx Telecom Systems, Inc. ("ATx Telecom"). The Company has received a letter from a competitor claiming that the Company's license was transferred improperly by Stanford and ATx Telecom. While the Company believes that such license was properly transferred, there can be no assurance that the Company's license would not be challenged. In such an event, there can be no assurance that the Company would be able to obtain a replacement license on favorable terms, if at all. Failure to obtain such a license would result in a material adverse effect to the Company's business, financial condition and results of operations.

  The Company is aware of patents held by other laser companies that may relate to the Company's microlaser technology. The Company does not believe it infringes any valid claims of such laser companies' patents or believes that it has adequate design-arounds if it is held to be infringing. Nevertheless, for certain cost or strategic reasons, the Company believes it may be advantageous to enter into license agreements with such laser companies. The Company is currently negotiating to obtain licenses from such parties for certain technology covered by such patents. However, there can be no assurance that the Company will obtain the licenses on favorable terms, if at all. If it is determined that the patents held by these other laser companies do cover the Company's technology, the Company's inability to obtain licenses for such technology could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has developed certain of its proprietary technology pursuant to development contracts, including contracts with federal government agencies. Under standard provisions in government contracts, the government may retain certain rights in technology developed under such contracts. In addition, the Company has granted significant rights to the other parties under such contracts. The Company's strategy is to continue to develop a significant portion of its proprietary technology pursuant to funding received from development contracts. There can be no assurance that the Company will be able to continue to obtain funding for the development of its proprietary technology, or that, if received, the Company will obtain rights to such technology sufficient to permit the Company to develop and market new products or to prevent third parties from using such technology to compete with the Company.

  In addition to patent protection, Laser Power also relies on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to expand and bolster its competitive position. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees, consultants and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements are intended to enable the Company to protect its proprietary information by controlling the disclosure and use of technology to which it has rights and provide for ownership by the Company of proprietary technology developed at the Company or with the Company's resources. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information or that adequate remedies would exist in the event of such unauthorized use or disclosure. The loss or exposure of trade secrets possessed by Laser Power could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's academic collaborators have certain rights to publish data and information in which the Company has rights. There is considerable pressure on academic institutions to publish discoveries in the high technology and physics fields. There can be no assurance that such publication would not adversely affect the Company's ability to obtain patent protection for certain technologies in which it may have a commercial interest.

COMPETITION

  The industries in which the Company sells its products are highly competitive. Laser Power's competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service, the quality of its manufacturing processes, the compatibility of its products with existing laser systems and Laser Power's ability to participate in the growth of emerging technologies, such as microlasers and their application to industries already served by gas and solid state lasers. In the optics market, Laser Power primarily competes with II-VI, Inc. ("II-VI"), Coherent, Inc. ("Coherent") and Sumitomo Electric Industries, Ltd. II-VI produces its own supply of zinc selenide. The Company uses zinc selenide as the substrate for 40% to 50% of the CO2 laser optics sold by the Company and purchases this raw material from Morton.

  With regard to the Company's microlaser based products and products under development, the Company faces competition from gas, solid-state and DFB laser manufacturers who already service the various markets the microlasers are intended to address as well as from lamp manufacturers who are developing lamps with extended lives for projection display. Competitive factors in the market for microlaser applications include price, product performance and reliability, strong customer support and service, customer relationships and the breadth of product line. In these markets, the Company faces competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than the Company and long-standing customer relationships. Specifically, the Company believes that its main competitors for its products and products under development will be Spectra-Physics Lasers, Inc., Coherent, Uniphase Corporation, Lightwave Electronics Corporation, LiCONiX, Light Solutions Corporation, Omnichrome Corporation and Edinburgh Instruments Ltd. With respect to 1550 nm microlasers and microlaser transmitters for supply to OEMs, the Company believes its competitors will include Harmonic Lightwaves, Inc., Ortel Corporation, Synchronous Group, Inc., Uniphase Corporation, SDL, Inc., ATx Telecom, Scientific-Atlanta, Inc., Fujitsu Compound Semiconductor, Inc., Lucent Technologies Inc. and NORTEL, Ltd. Other broadband communications equipment suppliers as well as other laser companies who may develop microlaser based products which compete directly with the Company's microlaser based products may also enter this market.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  The Company uses or generates certain hazardous substances in its research and manufacturing facilities. The Company believes that its handling and disposal of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations at each operating location. The Company invests substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. The Company conducts monthly workplace monitoring regarding such substances. When exposure problems or potential problems have been indicated, corrective actions have been implemented and re-occurrence has been minimal or non-existent. The Company does not carry environmental impairment insurance.

  The Company uses a low-level radioactive material called thorium fluoride to manufacture low absorption thin film coatings. The use, storage and disposal of this material is governed by the State of California which last inspected and licensed the Company's facilities and procedures in February 1996.

All thorium fluoride bearing by-products are collected and stored on site at the Company until California develops a low-level radioactive waste storage capability. The Company's non-radioactive coating, MP-5, will provide superior performance to certain thorium fluoride coated optics and lessen the environmental hazards associated with the special use, storage and handling of this low-level radioactive substance.

  The generation, use, collection, storage and disposal of all other hazardous by-products resulting from the Company's manufacturing of its products and research and development of new products, such as suspended solids containing heavy metals or airborne particulates, are believed by the Company to be in material compliance with local, state and federal regulations. The Company believes that it possesses all of the permits and licenses required for operation. Although the Company is not aware of any material environmental, safety and health problems in its properties or processes, there can be no assurance that problems will not develop in the future which would have a material adverse effect on the Company.

BACKLOG

  With the exception of military contracts, most customer orders for optics are from stock or for deliveries within one to two months. As a result, backlog of optics orders is typically two to three times monthly sales and was $3.9 million at August 31, 1997. Backlog of research contracts fluctuates based on the timing of contract awards and was $2.7 million at August 31, 1997. Backlog of microlaser orders is expected to reflect the longer-term commitments of OEM customers. At August 31, 1997, microlaser backlog was $469,000, consisting of development funding and initial orders for its microlaser products.

EMPLOYEES

  As of October 31, 1997, the Company had 195 full time and 5 part time employees in the United States and 42 full time employees in its foreign subsidiaries. Of the Company's United States employees, 14 were engaged in marketing, sales and related customer-support services, 46 in research and development and 140 in operations, administration and finance. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

           NAME                        AGE                     POSITION
           ----                        ---                     --------
 Glenn H. Sherman, Ph.D  . . . . . . .  54    Chairman of the Board and Chief Executive Officer
 Douglas H. Tanimoto, Ph.D.  . . . . .  57    President, Laser Power Research Division and Director
 Richard P. Scherer  . . . . . . . . .  57    President, Laser Power Optics Division
 Dean T. Hodges, Ph.D  . . . . . . . .  53    President, Laser Power Microlasers Division
 Arthur P. Minich  . . . . . . . . . .  54    President, Laser Power Display Division
 Paul P. Wickman, Jr . . . . . . . . .  48    Senior Vice President and Chief Financial Officer

  Glenn H. Sherman, Ph.D., the founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since 1979. From 1972 to 1979, Dr. Sherman served as a director and Vice President of II-VI, Inc., an electro-optical component manufacturer. Dr. Sherman received a B.S., M.S. and Ph.D. in Electrical Engineering from the University of Illinois at Urbana.

  Douglas H. Tanimoto, Ph.D. has served as President of the Laser Power Research Division since 1988 and has served as a director of the Company since 1984. Dr. Tanimoto served as President of the Laser Power Optics Division from 1986 to 1988. Dr. Tanimoto received a B.A. from the University of California, Berkeley and an M.S. and Ph.D in Physics from the University of Oregon.

  Richard P. Scherer has served as President of the Laser Power Optics Division since March 1996. Mr. Scherer served as Senior Vice President, Marketing and Business Development, of the Company from 1992 to March 1996. Mr. Scherer received a B.S. in Electrical Engineering from Marquette University.

  Dean T. Hodges, Ph.D. has served as President of the Laser Power Microlasers Division since March 1996. Dr. Hodges served as President of the Laser Power Optics Division from March 1994 to March 1996. From 1984 to March 1994, Dr. Hodges served as Senior Vice President of Newport Corporation, a manufacturer of instruments for the laser and optics industries. Dr. Hodges received a B.S. in mathematics and physics from Humboldt State College and a Ph.D. in Applied Physics from Cornell University.

  Arthur P. Minich has served as President of the Laser Power Display Division since December 1996. From 1992 to November 1996, Mr. Minich served as Chief Technical Officer and Vice President, Research and Development, of Proxima Corporation, a manufacturer of computer display projectors. From 1990 to 1992, Mr. Minich founded and served as Chairman of the Board of Directors of PIVOTAL Corp., a developer of object oriented business process engineering software. From 1988 to 1990, Mr. Minich served as the Business Unit/Group General Manager of Eastman Kodak Company's digital imaging systems business. Mr. Minich received a B.S. in Electrical Engineering from Iowa State University and an M.S. in Electrical Engineering/Computer Science from the Hewlett-Packard Honors Cooperative Program.

  Paul P. Wickman, Jr. has served as Senior Vice President and Chief Financial Officer of the Company since September 1992. From 1982 to 1992, he served as Group Vice President, Finance, and Controller of The Titan Corporation, a diversified high technology company. Mr. Wickman received a B.S. in Accounting from San Diego State University and is a Certified Public Accountant.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

  In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

  As a result of substantial investments in research and development, the Company has incurred operating losses in fiscal years prior to fiscal 1997 and, at August 31, 1997, had an accumulated deficit of $4.5 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

DEVELOPMENT RISKS RELATING TO MICROLASER TECHNOLOGIES

  The Company has devoted substantial resources to developing its microlasers and future microlaser based products. To date, sales of the Company's microlasers have been limited to early, low level, production quantities.
Other microlasers and microlaser based products are still in the early stages of development. There can be no assurance that the Company's microlasers will be successfully designed into customers' products or that the Company's microlasers will achieve widespread market acceptance. There also can be no assurance that the Company will successfully develop additional microlasers or microlaser based products or that any of the Company's products under development will achieve commercial sales volumes. The Company believes that it will be necessary to continue to reduce the cost of manufacturing and to broaden the variety of wavelengths provided by its microlasers to achieve commercial acceptance. If the Company is unable to successfully gain market acceptance of its microlasers and microlaser based products, its business, operating results and financial condition will be materially and adversely affected.

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

LIMITED MICROLASER MANUFACTURING EXPERIENCE; SCALE-UP RISK

  The Company has no experience in producing microlasers other than in early, low level, production quantities. The Company's microlasers are assembled from component parts at the Company's San Diego facility. The Company purchases component parts for its microlasers, including laser crystals, nonlinear crystals and diode lasers, from various sources around the world. However, none of the Company's suppliers of microlaser component parts has experience in supplying components with the Company's specifications at increased volumes. The Company does not have long term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. There can be no assurance that these suppliers will be able to provide components to the Company in the quantities, with the quality or at the prices necessary for production quantities of the Company's products and products under development. The Company is increasing its manufacturing capacity to polish and coat crystals and to perform the required complex assembly steps. Such an increase in its manufacturing capacity will require significant scale-up expenditures and additions to the Company's facilities. In the event the Company is unable to locate sufficient sources of microlaser component parts, or is unable to expand its manufacturing capacity to produce microlasers and microlaser based products, the Company will not be able to manufacture its products on commercially reasonable terms, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES

  International sales accounted for approximately 45%, 44% and 47% of the Company's total revenues in the fiscal years ended August 31, 1995, 1996 and 1997, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

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

VOLATILITY OF STOCK PRICE

  Until recently, there has been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the laser optics and laser industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock. Following the Company's initial public offering of the Common Stock (the "IPO"), Nasdaq informed the Company that it had revised its initial listing criteria for inclusion on the Nasdaq National Market and that such revised criteria were to be applied retroactively. Nasdaq further informed the Company that it would be subject to delisting proceedings if it could not meet such revised listing criteria by November 21, 1997. In accordance with procedures established by Nasdaq, the Company has requested a hearing on this issue. The Company believes that its Nasdaq National Market listing should be maintained, but there can be no assurance that the Company will, in fact, maintain its Nasdaq National Market listing.



ITEM 2.  PROPERTIES

  The Company's main facility and headquarters, approximately 44,000 square feet, is located in San Diego, California. This facility is leased through December 31, 2001 and may be purchased pursuant to an option which may be exercised at the expiration of the lease with a purchase price equal to the prevailing market value of the property. The Company also leases facilities in Plymouth, Michigan, Tijuana, Mexico and Ghent, Belgium, consisting of approximately 1,000, 4,600 and 3,900 square feet, respectively. The lease on the Michigan facility is month to month and the leases on the Mexico and Belgium facilities expire in September 1998 and December 1999, respectively. The Company believes that its leased properties are adequately covered by insurance. The Company believes that following expansion of its manufacturing, research and office space, the Company's facilities will be adequate for its current and projected needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended August 31, 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  (a) The Company's Common Stock was first traded on June 19, 1997 on the Nasdaq National Market under the symbol LPWR. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market:

                FISCAL YEAR ENDED AUGUST 31, 1997                             HIGH         LOW
                ---------------------------------                             ----        ----
 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7 3/8       5 1/2


  The Company had approximately 189 stockholders of record of its Common Stock as of October 31, 1997. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company's credit agreements restrict the payment of cash dividends.

  (b) On June 18, 1997, the Company's Form SB-2 registration statement (File no. 333-24421) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 1,650,000 shares of the Company's Common Stock, $.001 par value. The offering commenced on June 19, 1997 and the sale to the public of 1,650,000 shares of Common Stock at $5.50 per share was completed on June 24, 1997 for an aggregate price of $9,075,000. The registration statement covered an additional 247,500 shares of Common Stock that the underwriters had the option to purchase solely to cover over-allotments. The managing underwriters for the offering were Cruttenden Roth Incorporated and L.H. Friend, Weinress, Frankson & Presson, Inc. On August 6, 1997, the underwriters exercised their option to purchase all 247,500 additional shares of Common Stock. A total of 1,897,500 shares of Common Stock were sold in the offering at an aggregate price of $10,436,250. All of the shares sold in the offering were sold by the Company.

  Expenses incurred by the Company through August 31, 1997 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,347,131. Total offering expenses of $2,312,484 resulted in net offering proceeds to the Company of $8,123,766. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

  Of the net offering proceeds to the Company of $8,123,766, through August 31, 1997, approximately $700,000 had been used for repayment of certain term loans and amounts outstanding under its line of credit with Wells Fargo Bank N.A., approximately $200,000 had been used for the mandatory repayment of certain term loans owed to Proxima, approximately $100,000 had been used for general corporate purposes, approximately $100,000 had been used for facilities expansion and improvements and approximately $100,000 had been used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $6,900,000 of the net offering proceeds remain as working capital, primarily in the form of cash equivalents with approximately $6,000,000 held as temporary investments.

ITEM 6.  SELECTED FINANCIAL DATA



  The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.




                                                                        YEAR ENDED AUGUST 31,
                                                  --------      ------------------------------------      --------
                                                     1993          1994          1995          1996          1997
                                                  --------      --------      --------      --------      --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Product sales .............................     $  8,720      $ 10,158      $ 11,859      $ 15,194      $ 17,197
  Contract research and development .........          963         1,727         2,714         3,713         6,156
                                                  --------      --------      --------      --------      --------
         Total revenues .....................        9,683        11,885        14,573        18,907        23,353
Cost of revenues:
  Product sales .............................        5,392         6,550         7,994         9,888        11,882
  Contract research and development .........          766         1,308         2,059         2,942         4,849
                                                  --------      --------      --------      --------      --------
         Total cost of revenues .............        6,158         7,858        10,053        12,830        16,731
Gross profit:
  Product sales .............................        3,328         3,608         3,865         5,306         5,315
  Contract research and development .........          197           419           655           771         1,307
                                                  --------      --------      --------      --------      --------
         Total gross profit .................        3,525         4,027         4,520         6,077         6,622
Income (loss) from operations ...............         (630)         (745)       (1,920)         (918)        1,069
Net income (loss) ...........................     $   (816)     $ (1,013)     $ (2,269)     $ (1,231)     $    754


Net income (loss) per share(1) ..............     $  (0.25)     $  (0.29)     $  (0.59)     $  (0.29)     $   0.15
Shares used in per share computations(1) ....        3,318         3,509         3,856         4,311         5,143





                                                                  AUGUST 31,
                                           -------     -------------------------------     -------
                                             1993        1994        1995        1996        1997
                                           -------     -------     -------     -------     -------
CONSOLIDATED BALANCE SHEETS DATA:
 Cash and cash equivalents ............    $   109     $   394     $   257     $   298     $ 6,304
 Working capital ......................      1,745       1,723       2,311       2,838      10,476
 Total assets .........................      7,899       9,444      10,207      11,194      21,186
 Long-term debt, net of current portion        943       1,049         802         559       1,171
 Subordinated convertible debentures ..      1,660       1,660       1,660       1,660       1,660
 Total stockholders' equity ...........      3,234       3,787       4,670       5,320      14,065
----------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of net income (loss) per share and the number of shares used in the per share calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. Laser Power's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Certain Risk Factors Related to the Company's Business" as well as those discussed elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 1997 Compared to Fiscal Year Ended August 31, 1996

REVENUES

  For the fiscal year ended August 31, 1997, product sales were $17.2 million compared to $15.2 million for fiscal 1996, an increase of $2.0 million or 13%. Contract research and development revenues were $6.2 million for fiscal 1997 compared to $3.7 million for fiscal 1996, an increase of $2.5 million or 66%. The increase in product sales was due primarily to increased demand for laser optics for new lasers and as replacement parts in installed lasers. Initial shipments of microlasers were not significant. The increase in contract research and development revenues was primarily due to work performed on a commercial microlaser display development contract that began in July 1996.

  The Company's ability to increase product sales for fiscal 1998 will depend on maintaining increased orders for products, integrating into operations additional manufacturing equipment purchased and facilities leased during fiscal 1997, hiring and training new employees for its expanded facility in Mexico and increasing shipments of microlasers for medical and other applications. Contract research and development revenues are expected to decrease in fiscal 1998 due to lower levels of funding for commercial microlaser display development.

GROSS PROFIT

  Gross profit on product sales was $5.3 million in fiscal 1997 and fiscal 1996. Gross profit on research and development revenues was $1.3 million in fiscal 1997 compared to $771,000 in fiscal 1996, an increase of $536,000 or 69%. Gross margin on product sales was 31% in fiscal 1997 compared to 35% in fiscal 1996. The decrease in gross margin was due to manufacturing start-up costs of the Company's new microlaser products, and for optics products, to manufacturing inefficiencies related to capacity constraints and facility expansion to accommodate increased volume of orders and, to a lessor extent, reduced average selling prices for optics in certain markets. Gross margin on contract research and development revenues was 21% for both fiscal 1997 and fiscal 1996.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSE

 Internal research and development expenses were $1.0 million in fiscal 1997 compared to $2.7 million in fiscal 1996, a decrease of $1.7 million or 62%. The decrease was due to the transition of funding for certain microlaser development efforts from internal sources to contract sources. The Company expects to increase funding for internal research and development of both microlaser and laser optics products in future periods. The extent of increased internal funding will depend in part on the Company's ability to maintain adequate levels of contract research and development funding.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Selling, general and administrative expenses were $4.5 million in fiscal 1997 compared to $4.3 million in fiscal 1996, an increase of $220,000 or 5%. These expenses have decreased as a percentage of revenues as absolute spending has increased at a slower rate than the growth in revenues. Selling, general and administrative expenses are not expected to decrease further as a percentage of revenues in the near-term due to planned increases in selling expenses for microlaser products and to the additional expenses attributed to the Company becoming publicly-held in June 1997.

INTEREST EXPENSE

  Net interest expense was $275,000 in fiscal 1997 compared to $300,000 in fiscal 1996, a decrease of $25,000 or 8%. The decrease was due primarily to income from investment of the net proceeds of the Company's IPO, partially offset by increased borrowings for capital investments. In the near-term, interest expense is expected to be lower due to repayment of certain debt and income from investment of cash balances.

INCOME TAXES

  Income taxes were $40,000 in fiscal 1997 compared to $13,000 in fiscal 1996, an increase of $27,000 or 201%. The increase was due to increased taxable income. The Company's effective tax rate in fiscal 1997 was reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards may be limited by the application of rules relating to a change in control as a result of the completion of the IPO in August 1997.

Fiscal Year Ended August 31, 1996 Compared to Fiscal Year Ended August 31, 1995



REVENUES

  Product sales were $15.2 million in fiscal 1996 compared to $11.9 million in fiscal 1995, an increase of $3.3 million or 28%. Contract research and development revenues were $3.7 million in fiscal 1996 compared to $2.7 million in fiscal 1995, an increase of $1.0 million or 37%. The increase in product sales was due to increased acceptance of the Company's OEM customers' lower power lasers for certain industrial and medical applications and increased worldwide demand for laser optics for new high power lasers and as replacement parts in installed lasers. The increase in contract research and development revenues was due to the increased number and average size of contracts awarded to the Company.



GROSS PROFIT

  Gross profit on product sales was $5.3 million in fiscal 1996 compared to $3.9 million in fiscal 1995, an increase of $1.4 million or 37%. Gross profit on contract research and development revenues was $771,000 in fiscal 1996 compared to $655,000 in fiscal 1995, an increase of $116,000 or 18%. Gross margin on product sales increased to 35% in fiscal 1996 from 33% in fiscal 1995. The increase in gross margin was primarily due to improved manufacturing efficiencies resulting from higher manufacturing volume and from increased production in Mexico. Gross margin on contract research and development revenues decreased to 21% in fiscal 1996 from 24% in fiscal 1995. The decrease was primarily due to a cost-sharing contract that supplemented internal funding of technology development for microlasers and microlaser based projection displays.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSE

         Internal research and development expenses were $2.7 million in fiscal 1996 compared to $2.9 million in fiscal 1995, a decrease of $168,000 or 6%.
The decrease is due to the transition during the fourth quarter of fiscal 1996 from internal funding to contract funding for certain microlaser development activities.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Selling, general and administrative expenses were $4.3 million in fiscal 1996 compared to $3.6 million in fiscal 1995, an increase of $724,000 or 20%, due primarily to the addition of personnel necessary to support the growth in product sales and the anticipated production of microlasers and to a lesser extent Company-wide bonus accruals; no bonuses were accrued in 1995. These expenses decreased as a percentage of revenues as absolute spending increased at a slower rate than the growth in revenues.



INCOME TAXES

  Income taxes were $13,000 in fiscal 1996 compared to $23,000 in fiscal 1995, a decrease of $10,000 or 43% which was due to lower taxable income for state income and alternative minimum tax calculations.



LIQUIDITY AND CAPITAL RESOURCES

  The Company completed its IPO in August 1997, raising approximately $8.1 million, net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, from issuance of subordinated debentures and capital equipment leasing and bank debt.

  Cash provided by operating activities was $441,000 in fiscal 1997 compared to cash used in operating activities of $714,000 and $1.8 million in fiscal 1996 and 1995, respectively. The primary reason for the increase was the transition of certain microlaser research and development activities from internal funding to contract funding which resulted in increased operating income, and to a lesser extent, increased operating income from sales of optics.

  Cash used in investing activities was $3.1 million in fiscal 1997 compared to $923,000 and $905,000 in fiscal 1996 and 1995, respectively. The increase is primarily due to additions to plant and equipment to increase capacity and automation for manufacture of optics products and to enable manufacturing of microlaser products.

  Cash provided by financing activities was $8.6 million in fiscal 1997 compared to $1.7 million and $2.6 million for fiscal 1996 and 1995, respectively. For fiscal 1997, the primary source of financing was the IPO. For fiscal 1996 and 1995, the primary source of financing was the private sale of preferred stock. On August 1, 1997, a $1.3 million capital equipment line of credit converted to a five-year term loan. The Company had no amount outstanding under its bank line of credit at October 31, 1997.

  The Company believes that the net proceeds from the IPO completed in August 1997 together with other sources of liquidity and anticipated cash provided by operations will satisfy its cash requirements for at least the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to directors of the Company is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Directors." The information required by this section with respect to Executive Officers is set forth under Part I, Item 1, "Business--Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Index to Consolidated Financial Statements:



  The consolidated financial statements required by this item are submitted in a separate section beginning on page 27 of this Annual Report on Form 10-K.

                                                                                 Page
                                                                                Number
                                                                                ------
          Report of Independent Auditors                                          29
          Consolidated Balance Sheets at
              August 31, 1997 and 1996                                            30
          Consolidated Statements of Operations for the years ended
              August 31, 1997, 1996 and 1995                                      31
          Consolidated Statements of Stockholders' Equity
              for the years August 31, 1997, 1996 and 1995                        32
          Consolidated Statements of Cash Flows for the years ended
              August 31, 1997, 1996 and 1995                                      33
          Notes to Consolidated Financial Statements                              34



     (2)  All schedules have been omitted because
          they are not applicable or required, or
          the information required to be set forth therein is included in the Financial
          Statements or notes thereto.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended August 31, 1997.

(c)      Exhibits


Exhibit            Exhibit
Footnote            Number                                 Description
---------------------------------------------------------------------------------------------------------------------
 (1)                  3.1           Registrant's Amended and Restated Certificate of Incorporation

 (1)                  3.2           Registrant's Amended and Restated Bylaws

 (1)                  4.4           Form of Common Stock Certificate of Registrant

 (1)                 10.1           Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

 (1)(3)              10.2           Registrant's Second Amended and Restated 1981 Stock Option Plan (the "1981 Plan")

 (1)                 10.3           Incentive Stock Option Agreement Under Registrant's 1981 Plan

 (1)(3)              10.4           Registrant's 1993 Stock Option Plan (the "1993 Plan")


 (1)                 10.5           Form of Incentive Stock Option Agreement under the 1993 Plan

 (1)                 10.6           Form of Nonstatutory Stock Option Agreement under the 1993 Plan

 (1)(3)              10.7           Registrant's 1997 Equity Incentive Plan (the "1997 Plan")

 (1)                 10.8           Form of Incentive Stock Option Agreement under the 1997 Plan

 (1)                 10.9           Form of Nonstatutory Stock Option Agreement under the 1997 Plan

 (1)(3)              10.10          Registrant's Employee Stock Purchase Plan

 (1)                 10.11          Form of Warrant issued by Registrant in favor of certain directors of Registrant and attached schedule

 (1)(2)              10.12          Cooperative Development and License Agreement between Proxima Corporation and
                                    Registrant dated January 11, 1994

 (1)                 10.13          Registration Rights Agreement between Registrant, Union Miniere Inc. and Proxima
                                    Corporation dated June 9, 1997

 (1)(2)              10.14          Assignment Agreement between Registrant and ATx Telecom Systems, Inc. dated
                                    September 30, 1996

 (1)                 10.15          Credit Agreement between Registrant and Wells Fargo dated January 29, 1997

 (1)                 10.16          Form of Employment Agreement and attached schedule

 (1)                 10.17          Consulting Agreement dated December 1, 1996 between Registrant and Arthur P.
                                    Minich

 (1)                 10.18          Lease dated August 30, 1984 between the Registrant and Highlands Park Partnership and amendments thereto

 (1)(2)              10.19          Development and Manufacturing Agreement for RGB Lasers between Registrant and LDT
                                    GmbH & Co. dated July 1, 1996

                     11.1           Statement re: computation of per share earnings

 (1)                 21.1           Subsidiaries of the Registrant

                     23.1           Consent of Ernst & Young LLP, Independent Auditors

                     24.1           Power of Attorney. Reference is made to page 44

                     27.1           Financial Data Schedule
----------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (No. 333-24421) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated June 12, 1997.

(3) Indicates management or compensatory plan or arrangement required to be identified pursuant to item 14(a)(3)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                Report of Independent Auditors..........................................  29
                Consolidated Balance Sheets at August 31, 1997 and 1996.................  30
                Consolidated Statements of Operations for the years ended
                   August 31, 1997, 1996 and 1995.......................................  31
                Consolidated Statements of Stockholders' Equity for the years ended
                August 31, 1997, 1996 and 1995..........................................  32
                Consolidated Statements of Cash Flows for the years ended
                   August 31, 1997, 1996 and 1995.......................................  33
                Notes to Consolidated Financial Statements..............................  34

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders

Laser Power Corporation

  We have audited the accompanying consolidated balance sheets of Laser Power Corporation at August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Power Corporation at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


                               ERNST & YOUNG LLP



San Diego, California

October 7, 1997

                             LASER POWER CORPORATION


                           CONSOLIDATED BALANCE SHEETS



                                                                                                  AUGUST 31,
                                                                                        ------------------------------
                                                                                           1997                1996
                                                                                        ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents .......................................................     $  6,303,776      $    298,160
  Accounts receivable, net ........................................................        4,280,814         2,992,556
  Inventories, net ................................................................        3,612,220         2,729,865
  Other current assets ............................................................          334,254           166,445
                                                                                        ------------      ------------
          Total current assets ....................................................       14,531,064         6,187,026
Property and equipment, net .......................................................        5,719,665         4,187,387
Intangibles and other assets, net .................................................          935,305           819,286
                                                                                        ------------      ------------
          Total assets ............................................................     $ 21,186,034      $ 11,193,699
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................     $  1,933,196      $  1,339,596
  Accrued compensation and related expenses .......................................          919,856           739,385
  Other current liabilities .......................................................          827,239           781,936
  Current portion of long-term debt ...............................................          374,580           488,083
                                                                                        ------------      ------------
          Total current liabilities ...............................................        4,054,871         3,349,000
Deferred rent .....................................................................          234,795           305,247
Long-term debt ....................................................................        1,171,300           558,975
Subordinated convertible debentures ...............................................        1,660,000         1,660,000
Stockholders' equity:
  Convertible preferred stock, $.125
     par value in 1996, $.001 par value in 1997:
     Authorized -- 3,000,000 shares

       Issued and outstanding 1,610,891 shares in 1996 ............................               --           201,361
  Common stock, par value $.001:
     Authorized -- 15,000,000 shares

       Issued and outstanding 3,000,106 shares in 1996 and 6,099,854 shares in 1997            6,100             3,000
  Additional paid-in capital ......................................................       18,585,905        10,223,305
  Foreign currency translation adjustment .........................................          (50,576)          123,222
  Accumulated deficit .............................................................       (4,476,361)       (5,230,411)
                                                                                        ------------      ------------
          Total stockholders' equity ..............................................       14,065,068         5,320,477
                                                                                        ------------      ------------
          Total liabilities and stockholders' equity ..............................     $ 21,186,034      $ 11,193,699
                                                                                        ============      ============



                            See accompanying notes.

                             LASER POWER CORPORATION



                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             YEARS ENDED AUGUST 31,
                                                                 -----------------------------------------------
                                                                     1997             1996              1995
                                                                 ------------     ------------      ------------
 Revenues:
   Product sales ...........................................     $ 17,197,346     $ 15,194,472      $ 11,858,713
   Contract research and development .......................        6,155,794        3,712,967         2,714,208
                                                                 ------------     ------------      ------------
           Total revenues ..................................       23,353,140       18,907,439        14,572,921
 Costs and expenses:
   Cost of product sales ...................................       11,882,343        9,887,809         7,994,255
   Contract research and development .......................        4,849,183        2,941,947         2,058,873
   Internal research and  development ......................        1,027,160        2,689,182         2,857,452
   Selling, general and administrative .....................        4,525,914        4,306,329         3,582,773
                                                                 ------------     ------------      ------------
           Total costs and expenses ........................       22,284,600       19,825,267        16,493,353
                                                                 ------------     ------------      ------------
 Income (loss) from operations .............................        1,068,540         (917,828)       (1,920,432)
 Interest expense, net .....................................          274,532          299,832           325,928
                                                                 ------------     ------------      ------------
 Income (loss) before income taxes .........................          794,008       (1,217,660)       (2,246,360)
 Income taxes ..............................................           39,958           13,281            22,523
                                                                 ------------     ------------      ------------
 Net income (loss) .........................................     $    754,050     $ (1,230,941)     $ (2,268,883)
                                                                 ============     ============      ============
 Net income (loss) per share ...............................     $       0.15     $      (0.29)     $      (0.59)
                                                                 ============     ============      ============
 Shares used in per share computations .....................        5,143,000        4,311,000         3,856,000
                                                                 ============     ============      ============


                            See accompanying notes.

                            LASER POWER CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED AUGUST 31, 1997, 1996 AND 1995



                                    CONVERTIBLE                                                                      FOREIGN
                                  PREFERRED STOCK                      COMMON STOCK                ADDITIONAL        CURRENCY
                          ------------------------------      ------------------------------         PAID-IN        TRANSLATION
                             SHARES            AMOUNT            SHARES            AMOUNT            CAPITAL         ADJUSTMENT
                          ------------      ------------      ------------      ------------      ------------      ------------
Balance at August
 31, 1994 ............         382,172      $     47,771         2,987,153      $      2,988      $  5,422,314      $     44,257
 Issuance of preferred
  stock ..............         761,024            95,128                --                --         2,948,968                --
 Issuance of common
  stock ..............              --                --            13,322                13            39,955                --
 Foreign currency
  translation
  adjustment .........              --                --                --                --                --            68,433
 Net loss ............              --                --                --                --                --                --
                          ------------      ------------      ------------      ------------      ------------      ------------
Balance at August 31,
 1995 ...............        1,143,196           142,899         3,000,475             3,001         8,411,237           112,690
 Issuance of
  preferred stock....          467,695            58,462                --                --         1,812,318                --
 Repurchase of
  common stock.......               --                --              (369)               (1)             (250)               --
 Foreign currency
  translation
  adjustment ........               --                --                --                --                --            10,532
  Net loss ..........               --                --                --                --                --                --
                          ------------      ------------      ------------      ------------      ------------      ------------
Balance at August 31,
 1996 ...............        1,610,891           201,361         3,000,106             3,000        10,223,305           123,222
 Issuance of common
  stock for
  services performed                --                --             8,996                 9            40,564                --
 Issuance of common
  stock in
  conjunction with
  the initial public
  offering at $5.50
  per share .........               --                --         1,897,500             1,898         8,121,868                --
 Conversion of
  preferred stock in
  conjunction with
  the initial public
  offering ..........       (1,610,891)         (201,361)        1,193,252             1,193           200,168                --
 Foreign currency
  translation
  adjustment .......               --                --                --                --                --          (173,798)
 Net income ........               --                --                --                --                --                --
                          ------------      ------------      ------------      ------------      ------------      ------------
Balance at August 31,
   1997 .............               --      $         --         6,099,854      $      6,100      $ 18,585,905      $    (50,576)
                          ============      ============      ============      ============      ============      ============


                          ACCUMULATED
                            DEFICIT            TOTAL
                          ------------      ------------
Balance at August
 31, 1994 ............    $ (1,730,587)     $  3,786,743
 Issuance of preferred
  stock ..............              --         3,044,096
 Issuance of common
  stock ..............              --            39,968
 Foreign currency
  translation
  adjustment .........              --            68,433
 Net loss ............      (2,268,883)       (2,268,883)
                          ------------      ------------
 Balance at August 31,
  1995 ...............      (3,999,470)        4,670,357
  Issuance of
   preferred stock....             --         1,870,780
  Repurchase of
   common stock.......             --              (251)
  Foreign currency
   translation
   adjustment ........             --            10,532
  Net loss ...........      (1,230,941)       (1,230,941)
                          ------------      ------------
Balance at August 31,
 1996 ...............       (5,230,411)        5,320,477
 Issuance of common
  stock for
  services performed               --             40,573
 Issuance of common
  stock in
  conjunction with
  the initial public
  offering at $5.50
  per share..........              --          8,123,766
 Conversion of
  preferred stock in
  conjunction with
  the initial public
  offering...........              --                --
 Foreign currency
  translation
  adjustment ........               --          (173,798)
  Net income ........          754,050           754,050
                          ------------      ------------
Balance at August 31,
 1997 ...............     $ (4,476,361)     $ 14,065,068
                          ============      ============




                             See accompanying notes.

                            LASER POWER CORPORATION



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEARS ENDED AUGUST 31,
                                                                 ---------------------------------------------
                                                                     1997             1996              1995
                                                                 -----------      -----------      -----------
OPERATING ACTIVITIES

Net income (loss) from operations ..........................     $   754,050       (1,230,941)      (2,268,883)

Adjustments to reconcile net income (loss) to net cash provided by (used in)

  operating activities:
  Depreciation and amortization ............................       1,166,723        1,037,941          997,168
  Loss on disposal of property and equipment ...............              --           84,936               --
  Deferred rent ............................................         (70,452)         (70,452)         (70,452)
  Provision for losses on accounts receivable ..............          12,096            9,847            6,000
  Changes in operating assets and liabilities:
    Accounts receivable ....................................      (1,300,354)        (548,800)        (358,550)
    Inventories ............................................        (882,355)        (581,244)        (518,900)
    Other current assets ...................................         (57,809)         (14,578)         (52,414)
    Accounts payable .......................................         592,854           69,720          294,144
    Accrued compensation and related expenses ..............         180,471          315,026           17,526
    Other current liabilities ..............................          45,303          214,994          135,445
                                                                 -----------      -----------      -----------
    Net cash provided by (used in) operating activities ....         440,527         (713,551)      (1,818,916)
INVESTING ACTIVITIES

Additions to property and equipment ........................      (2,785,561)        (813,089)        (917,125)
(Increase) decrease in intangibles and other assets ........        (313,257)        (109,889)          11,648
                                                                 -----------      -----------      -----------
    Net cash used in investing activities ..................      (3,098,818)        (922,978)        (905,477)
FINANCING ACTIVITIES
Proceeds from borrowings ...................................       1,158,632          251,046               --
Payments on borrowings .....................................        (659,064)        (444,195)        (496,622)
Net proceeds from issuance of stock in conjunction with
initial
                                                                   8,123,766               --               --
 public offering
Net proceeds from issuance and repurchase of stock .........          40,573        1,870,529        3,084,064
                                                                 -----------      -----------      -----------
    Net cash provided by financing activities ..............       8,663,907        1,677,380        2,587,442
                                                                 -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents .......       6,005,616           40,851         (136,951)
Cash and cash equivalents at beginning of the period .......         298,160          257,309          394,260
                                                                 -----------      -----------      -----------
Cash and cash equivalents at end of the period .............     $ 6,303,776      $   298,160      $   257,309
                                                                 ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest ...................     $   267,000      $   313,000      $   305,000
                                                                 ===========      ===========      ===========


                            See accompanying notes.

                            LASER POWER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1997

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

  Laser Power Corporation ("Laser Power" or the "Company") operates in one business segment and designs, manufactures and markets high performance lasers and laser optics for industrial, medical and military applications. The Company's optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. Such lasers are used in a variety of industrial processing applications, such as sheet metal cutting, automobile body welding, surface-hardening for engine cylinder walls, scribing and drilling delicate ceramic circuits, and in certain therapeutic and cosmetic procedures, including heart surgery and skin wrinkle removal. The Company's proprietary miniature solid state lasers are designed for use in certain medical, telecommunication, projection display and other applications. The Company also conducts contract research in the development and applications of advanced solid state lasers. Substantially all of the Company's product revenues to date are attributable to the sale of laser optics products for the industrial processing and medical industries.

  The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Laser Power Corporation (the "Company") and its subsidiaries, Laser Power Optics de Mexico S.A. de C.V. ("Laser Power Mexico") and Radius Engineering N.V. ("Radius"). The Company operates through three divisions: Laser Power Optics, which manufactures and sells laser optics; Laser Power Research, which performs funded contract research for commercial applications and for various agencies and laboratories of the U.S. federal government; and Laser Power Microlasers, which manufactures and markets the Company's microlasers. Laser Power Mexico performs a portion of the manufacturing of Laser Power Optics division and does not sell products to unaffiliated customers. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues

  Product sales are recorded upon shipment. Revenues from contract research and development involve both commercial and governmental contracts and are recognized using the percentage-of-completion method based on the ratio of costs incurred to date to total estimated costs. Total revenues from government contracts were $3,337,000, $3,397,000, and $2,254,000 in 1997, 1996 and 1995,
respectively. Provisions are made to recognize any anticipated losses on contracts when losses become evident.

Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased.

Inventories

  Inventories are stated at lower of cost (first-in, first-out) or market. Market is based upon estimated net realizable value.

Depreciation and Amortization

  Machinery, equipment and office furniture are depreciated over their estimated useful lives (3 to 15 years) on the straight-line method and leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is less.

  Intangible assets consist primarily of goodwill, patents and licenses. Goodwill is amortized over 20 years and patents and licenses (which are primarily related to microlaser technology) are amortized over the shorter of the estimated useful life or the legal life. Amortization of patents is initiated when the related technology is ready for commercial release.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

  The Company primarily sells its products to commercial, military and medical companies. Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade receivables. The Company invests in a variety of financial instruments and limits exposure with any one issuer. The Company performs periodic credit evaluations of its customers and has not experienced significant losses with respect to its accounts receivable. As of August 31, 1997, the cost of cash equivalents and trade receivables approximated estimated fair value.

Impairment of Long-Lived Assets

  Effective September 1, 1996, the Company adopted Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

Stock Options

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 established the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered as allowed by SFAS
123. The Company has elected to continue with the current intrinsic value-based method, under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Net Income (Loss) Per Share

  Net income (loss) per share is computed using the weighted average number of common shares and common equivalents shares outstanding during the periods presented. Common equivalent shares result from stock options and warrants. For loss periods, common equivalent shares are excluded from the computation as their effect would be antidilutive, except that the Securities and Exchange Commission requires common and common share equivalents issued during the twelve-month period prior to the initial filing of a proposed public offering, to be included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which supersedes APB Opinion 15. SFAS 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including the Company, will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options and warrants to purchase common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic EPS for each of the three years in the period ended August 31, 1997, 1996 and 1995 would be $0.21, $(0.41) and $(0.76), respectively. Diluted EPS is not expected to differ materially from fully-diluted EPS.

New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS 130 in fiscal 1999 and operating results of prior periods will be reclassified.

  Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company may also be required to disclose certain financial information about operating segments, products and services. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of the standard will have no impact on the Company's future results of operations or financial position.

2.  SELECTED BALANCE SHEET DETAILS

                                                        AUGUST 31,
                                             ------------------------------
                                                 1997               1996
                                             ------------      ------------
   Accounts receivable:
    Trade ..............................     $  3,881,801      $  2,895,292
    Revenue in excess of billings ......          640,499           326,654
                                             ------------      ------------
                                                4,522,300         3,221,946
    Reserves ...........................          241,486           229,390
                                             ------------      ------------
                                             $  4,280,814      $  2,992,556
                                             ============      ============
   Inventories:
     Raw materials .....................     $  1,338,353      $    909,563
     Work in progress ..................        1,594,513         1,148,439
     Finished goods ....................          679,354           671,863
                                             ------------      ------------
                                             $  3,612,220      $  2,729,865
                                             ============      ============
   Property and equipment, at cost:
     Machinery and equipment ...........     $ 10,493,445      $  8,375,250
     Leasehold improvements ............        1,284,093         1,012,629
     Office furniture and equipment ....          923,926           861,952
                                             ------------      ------------
                                               12,701,464        10,249,831
   Less accumulated depreciation and
     amortization .....................    .   (6,981,799)       (6,062,444)
                                             ------------      ------------
                                             $  5,719,665      $  4,187,387
                                             ============      ============

                                                       AUGUST 31,
                                              ----------------------------
                                                 1997              1996
                                              -----------      -----------
    Intangible and other assets:
      Goodwill in foreign subsidiary ....     $   549,100      $   549,100
      Patents and licenses ..............         507,462          302,513
      Other .............................         272,356          274,048
                                              -----------      -----------
                                                1,328,918        1,125,661
    Less accumulated amortization .......        (393,613)        (306,375)
                                              -----------      -----------
                                              $   935,305      $   819,286
                                              ===========      ===========
    Accrued compensation and related
    expenses:
      Accrued bonuses ...................     $   262,004      $   240,000
      Other .............................         657,852          499,385
                                              -----------      -----------
                                              $   919,856      $   739,385
                                              ===========      ===========
    Other current liabilities:
      Customer advances .................     $    46,344      $   326,562
      Other .............................         780,895          455,374
                                              -----------      -----------
                                              $   827,239      $   781,936
                                              ===========      ===========

3.  LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

  In January 1997, the Company renewed a line of credit with a bank, subject to maximum advances of $2,000,000 and at an annual interest rate of 1% above the bank's prime rate (9.5% at August 31, 1997). The line of credit expires on March 1, 1998, and there were no significant amounts outstanding under the line of credit at August 31, 1997.

Long-term debt consists of the following:

                                                       AUGUST 31,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
       Promissory note ...................     $   75,000     $   90,203
       Term note payable to bank .........      1,319,626        277,779
       Equipment line of credit from bank              --        172,166
       Equipment financing from Proxima ..             --        273,936
       Other equipment financing .........        135,488        225,534
       Other .............................         15,766          7,440
                                               ----------     ----------
                                                1,545,880      1,047,058
       Less current portion ..............        374,580        488,083
                                               ----------     ----------
                                               $1,171,300     $  558,975
                                               ==========     ==========

  The promissory note is payable in monthly installments of principal and interest of $1,840 through September 2001. Borrowings under the promissory note are secured by equipment and bear interest at 8.25% per annum.

  In July 1997, the Company fully paid off the prior term note payable to the bank using proceeds from the initial public offering. In August 1997, the Company converted its equipment line draws to a five-year term note payable to the bank.

  The current term note payable to the bank is due in monthly principal payments of $22,000 plus interest, with the final installment consisting of all remaining unpaid principal due and payable in full no later than August 1, 2002. The term note bears interest at 1.25% above the bank's prime rate (9.75% at August 31, 1997.)

  All bank borrowings are secured by accounts receivable, inventory, intangibles, and property and equipment, and contain restrictive covenants. Restrictive covenants include the maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, investment levels in the Company's Belgium subsidiary, additional borrowings and payment of dividends.

  Other equipment financing agreements are payable in monthly installments of principal and interest through March 2001. Borrowings under these financing agreements are secured by specific equipment, with interest at rates ranging from 9.0% to 10.7% at August 31, 1997.

  The Company entered into an equipment line of credit agreement with Proxima Corporation on June 30, 1994, which provided for maximum borrowings of $500,000. In May 1995, the outstanding borrowings were converted to a four-year term loan bearing interest at 1.5% above the bank's prime rate. The loan was paid off in full in July 1997 with proceeds from the initial public offering.

  In November 1987, the Company obtained debt and equity financing from Union Miniere ("Union"). The Company issued 483,333 shares of common stock for $1,053,000 cash (net of stock issuance costs of $107,000) and subordinated convertible debentures amounting to $1,340,000. In December 1988, the Company issued an additional $320,000 of subordinated convertible debentures to Union Miniere. In March 1997, the maturity date of the debentures was extended to November 2, 2000 and the conversion rate for which the debentures are convertible into common stock was set at $4.625 per share (358,918 shares). The debentures are subordinated to all bank borrowings and interest is payable semi-annually at an annual rate equal to 1% above a bank's prime rate (9.50% at August 31, 1997) subject to a minimum rate of 5 -1/2% and a maximum rate of the lesser of 11.5% or the maximum rate permitted by law. The debentures provide for restrictive covenants similar to those of the bank borrowings.

  Principal maturities on the subordinated convertible debentures and long-term debt for each of the years ending subsequent to August 31, 1997 are as follows:

         1998     ....................................      $  375,000
         1999     ....................................         311,000
         2000     ....................................         301,000
         2001     ....................................       1,955,000
         2002     ....................................         264,000
                  Thereafter..........................              --
                                                            ----------
                                                            $3,206,000
                                                            ==========

4.  INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax liabilities and assets are as follows:

                                                         AUGUST 31,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
  Deferred tax assets:
    Tax basis operating loss and credit ...     $ 2,303,000      $ 2,504,000
  carryforwards ...........................
    Other .................................         301,000          273,000
                                                -----------      -----------
  Total deferred tax assets ...............       2,604,000        2,777,000
                                                -----------      -----------

  Deferred tax liability: .................
    Depreciation ..........................        (549,000)        (535,000)
    Intangibles ...........................        (191,000)        (110,000)
                                                -----------      -----------
  Total deferred tax liabilities ..........        (740,000)        (645,000)
                                                -----------      -----------

  Net deferred tax assets .................       1,864,000        2,132,000
  Valuation allowance .....................      (1,864,000)      (2,132,000)
                                                -----------      -----------
  Net deferred tax accounts ...............     $        --      $        --
                                                ===========      ===========

         For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                          YEARS ENDED AUGUST 31,
                                              ---------------------------------------------
                                                 1997              1996             1995
                                              -----------      -----------      -----------
Pretax income:
  United States .........................     $   623,357      $(1,323,591)     $(2,050,894)
  Foreign ...............................         170,651          105,931         (195,466)
                                              -----------      -----------      -----------
                                              $   794,008      $(1,217,660)     $(2,246,360)
                                              ===========      ===========      ===========

Significant components of the provision for income taxes are as follows:



                                                       YEARS ENDED AUGUST 31,
                                                 -------------------------------
                                                   1997        1996       1995
                                                 -------     -------     -------
Current
Federal ....................................     $18,000          $-          $-
Foreign ....................................      12,836          --          --
State ......................................       9,122      13,281      22,523
                                                 -------     -------     -------
Total income tax provision .................     $39,958     $13,281     $22,523
                                                 =======     =======     =======

         A reconciliation of the effective tax rates and the statutory federal income tax rate is as follows:

                                                       YEARS ENDED AUGUST 31,
                                                    ---------------------------
                                                     1997      1996       1995
                                                    -----      -----      -----
Tax at U.S. statutory rate ....................       35%       (35)%      (35)%
State income taxes, net of federal benefit ....      1.0        1.0        1.1
Higher effective income taxes of other ........      1.0         --         --
countries .....................................
Change in valuation allowance .................    (35.3)      32.3       33.7
Other, net ....................................      4.3        2.8        1.2
                                                    ---------------------------
                                                     6.0%       1.1%       1.0%
                                                    ===========================


  At August 31, 1997, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $5,156,000 and $1,348,000, respectively, which may be applied against future taxable income. These carryforwards will begin to expire in 2001 and 1998, respectively, unless previously utilized.

  The Company also has investment tax credit, research and development credit, targeted jobs tax credit, alternative minimum tax credit and California manufacturers investment credit carryforwards at August 31, 1997 aggregating approximately $483,000. These tax credit carryforwards will expire in 1998 through 2007 unless previously utilized.

  Due to the Tax Reform Act of 1986, the Company's ability to use the net operating loss and tax credit carryforwards could be limited in the event of a cumulative change in ownership of more than 50% occurring within a three-year period.

5.  STOCKHOLDERS' EQUITY

Common Stock

On March 25, 1997, the Company's Board of Directors authorized a 1-for-1.5 reverse split of all outstanding common stock. In addition, the Board also approved a change in the par value of the common stock from $0.125 to $0.001. All share and per share amounts and stock option and warrants data have been restated to retroactively reflect these changes in capitalization.

During 1997 the Company issued 1,897,500 shares of common stock at $5.50 per share in connection with its initial public offering.

Preferred Stock and Proxima Corporation

  In January 1994, the Company executed a Stock Purchase Agreement with Proxima. Under the terms of the agreement, Proxima could invest in the Company through purchases of Series A Preferred Stock. The Company and Proxima also entered into an agreement providing for technology licenses and cooperative development of new technologies (see Note 9). During 1996, 1995 and 1994, Proxima purchased 467,695, 761,024 and 382,172 shares of Series A Preferred Stock, respectively. In June 1997, all shares were converted into 1,193,252 shares of common stock.

Common Stock Warrants

  Periodically, the Company will issue warrants to purchase common stock to outside directors and affiliates in lieu of stock options. During the three years ended August 31, 1997, 69,996 warrants at exercise prices ranging from $3.00 to $4.50 per share were issued to outside directors and affiliates which are fully exercisable. Warrants to purchase 551,660 shares of common stock at $3.00 to $7.15 per share are outstanding at August 31, 1997 including 165,000 warrants at $7.15 per share issued to representatives of the underwriters in conjunction with the initial public offering. The outstanding warrants expire from June 2002 to December 2006.

Stock Option Plans

  The Company's 1981 Stock Option Plan was approved by the Board of Directors and stockholders in 1981, as amended (the "1981 Plan"). The Company's 1993 Stock Option Plan (the "1993 Plan") was approved by the Board of Directors and stockholders in September 1993. The exercise price of options granted will be at not less than fair market value of the stock on the date of grant and the options granted vest over a five- year period commencing on the date of grant in annual increments of twenty percent and are exercisable for a period of ten years after the date of grant.

  On March 25, 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan provides for incentive stock options and stock appreciation rights appurtenant thereto for employees (including officers and employee directors), and nonstatutory stock options, stock appreciation rights appurtenant thereto, stock bonuses and rights to purchase restricted stock for employees (including officers and employee directors) and non-employee
directors and consultants.   The 1997 Plan is administered by the Board of
Directors, or a Committee appointed by the Board, which determines the option awards to be granted, including exercise prices, number of shares subject to the awards and the exercisability thereof, provided that such terms comply with the provisions of the plan under which the option award is granted. Non-employee directors are eligible only for nonstatutory grants. The term of stock options granted under the 1997 Plan may not exceed 10 years. The options granted vest over a four-year period commencing on the date of grant in increments of 25% after one year and one-forty eighth per month thereafter.
The exercise price of options granted under the 1997 Plan is determined by the Board of Directors, but in the case of an incentive stock option, cannot be less than 100% of the fair market value of the common stock on the date of grant and in the case of a non- statutory stock option, cannot be less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest at the rate specified in the option agreement.
The Board has authorized and secured an aggregate of 1,000,000 shares of common
stock for issuance under the Plan.   The Board also terminated the 1981 and
1993 Plans and no additional shares will be granted thereunder, but outstanding options remain exercisable and continue to vest in accordance with their terms until they terminate.

  The Company has 541,329 non-qualified options issued to certain employees and officers and outstanding as of August 31, 1997, of which 341,329 were issued outside the Company's option plans. These options were issued at exercise prices ranging from $3.00 to $4.50 per share and expire from December 2001 to March 2007.

The following table summarizes stock option and warrant activity:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                          NUMBER OF        PRICE PER      PRICE PER
                                           SHARES            SHARE          SHARE
                                         ----------      -------------    --------
Outstanding at August 31, 1994 .....      1,199,334      $3.00 -- 6.00    $   3.48
  Granted ..........................        127,333               4.50        4.50
  Exercised ........................             --                 --          --
  Canceled .........................       (148,358)      3.00 -- 6.00        4.85
                                         ----------      -------------    --------
Outstanding at August 31, 1995 .....      1,178,309       3.00 -- 4.50        3.40
  Granted ..........................        131,325               4.50        4.50
  Exercised ........................             (6)              4.50        4.50
  Canceled .........................        (81,656)      3.00 -- 4.50        3.46
                                         ----------      -------------    --------
Outstanding at August 31, 1996 .....      1,227,972       3.00 -- 4.50        3.51
  Granted ..........................        634,305       3.00 -- 7.15        5.21
  Exercised ........................             --                 --          --
  Canceled .........................        (11,997)      3.00 -- 4.50        3.25
                                         ----------      -------------    --------
Outstanding at August 31, 1997 .....      1,850,280      $3.00 -- 7.15    $   4.09
                                         ==========      =============    ========

  At August 31, 1997, the weighted-average exercise price of outstanding stock options and warrants is $3.97 and $4.39, respectively, and 945,845 combined options and warrants are exercisable.

  Adjusted pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: volatility of 0.559; risk-free interest rate range from 5.4% to 6.2%; dividend yield of 0%; and a weighted average expected life of the options of 6 years. The Company's pro forma information is as follows:

                                                       YEARS ENDED AUGUST 31,
                                                 ------------------------------
                                                     1997              1996
                                                 -----------      -------------
Adjusted pro forma net income (loss) ......      $   255,686      $  (1,357,543)
Adjusted pro forma net income (loss) ......      $      0.05      $       (0.31)
per share .................................

  The weighted average fair value of stock options granted during 1997 and 1996 was $4.51 and $4.50, respectively. The weighted average remaining life of the options at August 31, 1997 is approximately 6.6 years.

Employee Stock Purchase Plan

  On March 25, 1997 the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on the closing of the Company's initial public offering and will terminate on February 28, 1998. Sequential six-month offerings will occur thereafter. The Purchase Plan permits the purchase of shares of common stock at the end of each offering period at 85% of the lesser of the price of the common stock on the first day of the offering period and the last day of the offering period.

Shares Reserved for Future Issuance

  The following shares of common stock are reserved for future issuance:

                                                       AUGUST 31,
                                                         1997
                                                       ---------
               Subordinated convertible debentures       358,918
               Stock options:
                 Granted and outstanding .........     1,298,620
                 Reserved for future grants ......       987,668
               Warrants ..........................       551,660
               Stock Purchase Plan ...............       250,000
                                                       ---------
                                                       3,446,866
                                                       =========

6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases its operating, office and other facilities as well as certain vehicles and equipment under noncancellable operating leases. The operating and office facilities lease contains escalation clauses and an option for renewal and extends through December 2001. The operating and office facilities lease also provides for deferred payment terms; however, for financial reporting purposes, rent expense is recorded evenly over the term of the lease.

  Deferred rent, as reflected in the accompanying consolidated balance sheet, represents the difference between rent expense accrued and amounts paid under the terms of the lease agreement. Future minimum rental payments (excluding common area maintenance charges) required under the operating leases for each of the remaining fiscal years ending subsequent to August 31, 1997 are as follows:

                 1998.................................     $  796,000
                 1999.................................        723,000
                 2000.................................        691,000
                 2001.................................        684,000
                 2002.................................        228,000
                 Thereafter...........................             --
                                                           ----------
                                                           $3,122,000
                                                           ==========

  Rent expense was $1,062,523, $914,000, and $844,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

Contingency

  The Company has a license to certain technology used in its blue microlaser. During 1996, the Company received a letter from a third party claiming that the Company's license was granted improperly by the licensor. While the Company believes that such license was properly granted, there can be no assurance that the Company's license would not be voided if subjected to a legal challenge. In such an event, there can be no assurance that the Company would be able to obtain a replacement license on favorable terms, if at all. Failure to obtain such a license could result in a material adverse effect to the Company's business, financial condition and results of operations.

7.  GEOGRAPHIC INFORMATION

  The Company operates in one business segment and designs, manufactures and markets high performance lasers and laser optics for industrial, medical and military applications. No one customer accounted for more than 10% of revenues in 1997, 1996 or 1995. Export sales from U.S. operations to unaffiliated customers located principally in Europe and the Asia Pacific region amounted to 37%, 32%, and 32% of total revenue in 1997, 1996 and 1995, respectively.

  Information with respect to the Company's operations by significant geographic area is set forth below. Transfers between geographic areas have been shown at the agreed upon transfer price. All transactions denominated in foreign currency have been translated at the average exchange rates during the period.

  The identifiable assets located in the United States include assets located in Mexico, which are not considered significant.

                                                    YEAR ENDED AUGUST 31, 1997
                                    ------------------------------------------------------------
                                      UNITED                                        CONSOLIDATED
                                      STATES           EUROPE      ELIMINATIONS         TOTAL
                                    -----------     -----------     -----------      -----------
Sales to unaffiliated customers     $19,633,617     $ 3,719,523     $        --      $23,353,140
Transfers between geographic
  areas .......................       1,391,125              --      (1,391,125)              --
                                    -----------     -----------     -----------      -----------
Total revenue .................     $21,024,742     $ 3,719,523     $(1,391,125)     $23,353,140
                                    ===========     ===========     ===========      ===========
Income before income taxes ....     $   609,738     $   170,651     $    13,619      $   794,008
                                    ===========     ===========     ===========      ===========
Identifiable assets ...........     $20,831,368     $ 2,009,946     $(1,655,280)     $21,186,034
                                    ===========     ===========     ===========      ===========

                                                          YEAR ENDED AUGUST 31, 1996
                                       -----------------------------------------------------------------
                                          UNITED                                            CONSOLIDATED
                                          STATES            EUROPE        ELIMINATIONS          TOTAL
                                       ------------      ------------     ------------      ------------
Sales to unaffiliated customers ..     $ 15,462,416      $  3,445,023     $         --      $ 18,907,439
Transfers between geographic areas        1,195,380                --       (1,195,380)               --
                                       ------------      ------------     ------------      ------------
Total revenue ....................     $ 16,657,796      $  3,445,023     $ (1,195,380)     $(18,907,439)
                                       ============      ============     ============      ============
Income (loss) before income taxes      $ (1,282,844)     $    105,931     $    (40,747)     $ (1,217,660)
                                       ============      ============     ============      ============
Identifiable assets ..............     $ 11,286,833      $  1,994,440     $ (2,087,574)     $ 11,193,699
                                       ============      ============     ============      ============

                                                     YEAR ENDED AUGUST 31, 1995
                                 ------------------------------------------------------------------
                                    UNITED                                             CONSOLIDATED
                                    STATES            EUROPE         ELIMINATIONS         TOTAL
                                 ------------      ------------      ------------      ------------
Sales to unaffiliated
  customers ................     $ 11,831,280      $  2,741,641      $         --      $ 14,572,921
Transfers between geographic
  areas ....................          813,461                --          (813,461)               --
                                 ------------      ------------      ------------      ------------
Total revenue ..............     $ 12,644,741      $  2,741,641      $   (813,461)     $ 14,572,921
                                 ============      ============      ============      ============
Income (loss) before income
  taxes ....................     $ (2,062,437)     $   (195,466)     $     11,543      $ (2,246,360)
                                 ============      ============      ============      ============
Identifiable assets ........     $ 10,346,281      $  1,822,831      $ (1,961,672)     $ 10,207,440
                                 ============      ============      ============      ============



8.  EMPLOYEE BENEFIT PLAN

  The Company has a defined contribution plan (the "Plan") covering substantially all employees that have been employed for at least 90 days and meet certain age requirements. Employees may contribute up to 16% of their compensation per year (subject to a maximum limit by federal tax law). The Company is obligated to make matching contributions equal to 50% of the employee's contribution up to a maximum of 6% of the employee's compensation. At the discretion of the Board of Directors, the Company may make additional contributions. The Company's contributions charged to operations were $140,000, $79,000, and $57,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

9.  AGREEMENT WITH PROXIMA CORPORATION

  The Company and Proxima have entered into a Cooperative Development and License Agreement (the "Agreement") which provides for licensing of existing technology and technologies being developed under the terms of the agreement.

  Included in internal research and development expenses in the accompanying statements of operations are $1,630,000 and $2,107,000 spent in accordance with the Agreement in 1996 and 1995, respectively. No amounts were spent during 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 25th day of November, 1997.

                                      LASER POWER CORPORATION


                                      By  /s/  Paul P. Wickman
                                        ---------------------------------------
                                               Paul P. Wickman, Jr.
                                               Senior Vice President and Chief
                                               Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn H. Sherman and Paul P. Wickman, Jr., or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        SIGNATURE                                      TITLE                        DATE
                        ---------                                      -----                        ----
       /s/          GLENN H. SHERMAN                     Chairman of the Board and Chief    November 25, 1997
 ------------------------------------------------------  Executive Officer (Principal
                 Glenn H. Sherman, Ph.D.                 Executive Officer)

       /s/           PAUL P. WICKMAN                     Senior Vice President and Chief    November 25, 1997
 ------------------------------------------------------  Financial Officer
                  Paul P. Wickman, Jr.                   (Principal Financial and
                                                         Accounting Officer)

       /s/         DOUGLAS H. TANIMOTO                   Director                           November 25, 1997
 ------------------------------------------------------
               Douglas H. Tanimoto, Ph.D.

       /s/         WILLIAM G. FREDRICK                   Director                           November 25, 1997
 ------------------------------------------------------
                   William G. Fredrick

       /s/        ROBERT G. KLIMASEWSKI                  Director                           November 25, 1997
 ------------------------------------------------------
                  Robert G. Klimasewski

       /s/          RICHARD C. LAIRD                     Director                           November 25, 1997
 ------------------------------------------------------
                    Richard C. Laird

       /s/          KENNETH E. OLSON                     Director                           November 25, 1997
 ------------------------------------------------------
                    Kenneth E. Olson

       /s/           JOHN C. STISKA                      Director                           November 25, 1997
 ------------------------------------------------------
                     John C. Stiska