Form 10-Q
period 1997-12-31
LASER POWER CORP/FA
filed 1998-02-10
CIK 874019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

As of December 31, 1997, there were 6,101,854 shares of the Registrant's Common Stock outstanding.


================================================================================

                             LASER POWER CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, size and timing of individual orders, competition, general economic conditions in the Company's geographic markets, seasonality of revenues, and the management of the Company's growth, as well as those factors discussed in the Company's Annual Report on Form 10-K and Registration Statement on Form S-4 (No. 333-43415)


                                                                                                           PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of
              December 31, 1997 (unaudited) and August 31, 1997...........................................    3

           Condensed Consolidated Statements of Operations
              (unaudited) for the three months ended
              December 31, 1997 and November 30, 1996.....................................................    4

           Condensed Consolidated Statements of Cash Flows
              (unaudited) for the three months ended
              December 31, 1997 and November 30, 1996.....................................................    5

           Notes to Condensed Consolidated Financial
              Statements (unaudited)......................................................................    6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION..........................................................    7

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds......................................................   12

ITEM 6.    Exhibits and Reports on Form 8-K...............................................................   12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements


                             LASER POWER CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             December 31, 1997     August 31, 1997
                                                             -----------------     ---------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................            $      2,960         $      6,304
  Accounts receivable, net .........................                   4,255                4,281
  Inventories, net .................................                   4,533                3,612
  Other current assets .............................                     297                  334
                                                                ------------         ------------
          Total current assets .....................                  12,045               14,531
Property and equipment, net ........................                   6,519                5,720
Intangibles and other assets,  net .................                   1,245                  935
                                                                ------------         ------------
          Total assets .............................            $     19,809         $     21,186
                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................            $      2,305         $      1,933
  Accrued liabilities ..............................                   1,258                1,747
  Current portion of long-term debt ................                     349                  375
                                                                ------------         ------------
          Total current liabilities ................                   3,912                4,055
Long-term debt and deferred rent ...................                   1,283                1,406
Subordinated convertible debentures ................                   1,660                1,660
Stockholders' equity:
  Convertible preferred stock, $.001  par value:
     Authorized -- 3,000,000 shares
       Issued and outstanding - None ...............                    --                   --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         6,099,854 shares at August 31, 1977 and
         6,101,854 shares at December 31, 1977......                       6                    6
  Additional paid-in capital .......................                  18,577               18,586
  Foreign currency translation adjustment ..........                     (41)                 (51)
  Accumulated deficit ..............................                  (5,588)              (4,476)
                                                                ------------         ------------
          Total stockholders' equity ...............                  12,954               14,065
                                                                ------------         ------------
          Total liabilities and stockholders' equity            $     19,809         $     21,186
                                                                ============         ============


                             See accompanying notes.

                            LASER POWER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                                     Three Months Ended
                                                           --------------------------------------
                                                           December 31, 1997    November 30, 1996
                                                           -----------------    -----------------

Revenues:
  Product sales ................................             $      4,334        $      4,060
  Contract research and development ............                    1,399               1,562
                                                             ------------        ------------
          Total revenues .......................                    5,733               5,622
Costs and expenses:
  Cost of product sales ........................                    3,335               2,730
  Contract research and development ............                    1,105               1,315
  Internal research and development ............                      628                 200
  Selling, general and administrative ..........                    1,438               1,169
                                                             ------------        ------------
          Total costs and expenses .............                    6,506               5,414
                                                             ------------        ------------
Income (loss) from operations ..................                     (773)                208
Interest expense, net ..........................                       28                  67
                                                             ------------        ------------
Income (loss) before income taxes ..............                     (801)                141
Income taxes ...................................                        8                  12
                                                             ------------        ------------
Net income (loss) ..............................             $       (809)       $        129
                                                             ============        ============
Basic Earnings (loss) per share ................             $      (0.13)       $       0.03
                                                             ============        ============
Diluted Earnings (loss) per share ..............             $      (0.13)       $       0.03
                                                             ============        ============
Average Common Shares Outstanding - Basic ......                    6,101               4,193
                                                             ============        ============
Average Common Shares Outstanding - Diluted ....                    6,101               4,644
                                                             ============        ============


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                              Three Months Ended
                                                                     -------------------------------------
                                                                     December 31, 1997   November 30, 1996
                                                                     -----------------   -----------------

OPERATING ACTIVITIES
Net income (loss) from operations ..........................            $       (809)       $        129
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ............................                     340                 245
  Other ....................................................                    (138)                (95)
  Changes in operating assets and liabilities ..............                  (1,221)                (42)
                                                                        ------------        ------------
         Net cash provided by (used in) operating activities                  (1,828)                321

INVESTING ACTIVITIES
Additions to property and equipment ........................                  (1,028)               (340)
Increase in intangibles and other assets ...................                    (345)               (133)
                                                                        ------------        ------------
         Net cash used in investing activities .............                  (1,373)               (473)

FINANCING ACTIVITIES
Net proceeds from initial public offering ..................                      (5)               --
Payments on borrowings .....................................                     (94)                (69)
Net proceeds from issuance and repurchase of stock .........                       9                --
                                                                        ------------        ------------
         Net cash used in financing activities .............                     (90)                (69)
                                                                        ------------        ------------
Net decrease in cash and cash equivalents ..................                  (3,291)               (221)

Cash and cash equivalents at beginning of the period .......                   6,251                 298
                                                                        ------------        ------------
Cash and cash equivalents at end of the period .............            $      2,960        $         77
                                                                        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ...................            $        122        $        109
                                                                        ============        ============



                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 1997 and the consolidated results of operations for the three months ended December 31, 1997 and November 30, 1996.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1997. The results of operations for the periods ended December 31, 1997 are not necessarily indicative of the results that may be attained for the entire fiscal year.

2.  EARNINGS (LOSS) PER SHARE

    The income (loss) per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standards No. 128 and SEC staff accounting bulletin No. 98. Basic earnings per share considers the weighted average number of common shares outstanding and the assumed conversion of outstanding preferred stock to common stock. Diluted earnings per share considers the shares included as Basic shares outstanding and the dilutive effects of stock options and warrants to purchase common stock.

3.  RECENT EVENTS

    On October 29, 1997, the Company announced its intent to acquire EMI Acquisition Corp. The Company plans to issue shares of its common stock based on a formula described in its Registration Statement in Form S-4 (No. 333-43415) and will account for the merger as a pooling-of-interests. Among other things, consummation of the transaction is contingent upon approval of the Company's stockholders. On December 23, 1997, the parties executed an Agreement and Plan of Reorganization that was subsequently amended on February 9, 1998. Included in other assets at December 31, 1997 is approximately $200,000 of deferred costs related to the proposed merger.

    On December 6, 1997, the Company's Board of Directors approved the change of the Company's fiscal year end from August 31 to September 30, 1997. For the month of September, the Company recorded a net loss of $302,000 on revenues of $1,750,000. Total assets of the Company were $21,000,000 at September 30,
1997.

4.  INVENTORIES (IN THOUSANDS)

                        December 31, 1997   August 31, 1997
                        -----------------   ---------------
                           (unaudited)

Raw materials .....         $    2,127        $    1,338
Work in progress                 1,716             1,595
Finished goods ....                690               679
                            ----------        ----------
                            $    4,533        $    3,612
                            ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three months ended December 31, 1997, product sales were $4,334,000 compared to $4,060,000 for the three months ended November 30, 1996, an increase of $274,000 or 7%. Contract research and development revenues were $1,399,000 compared to $1,562,000, a decrease of $163,000 or 10%. The increase in product sales was due primarily to sales of microlaser products, for which there were no sales in the prior year. The decrease in contract research and development revenues was primarily due to a lower level of funding for development of commercial microlaser display technology.

    A number of factors will determine whether the Company will be able to sustain or increase the current level of product sales, including price competition in laser optics markets, uncertainties in foreign markets and currency exchange rates, the ability to successfully complete introduction of automation and new manufacturing flow processes for laser optics manufacturing, and the ability to successfully increase manufacture and sale of microlaser products. For the remainder of fiscal 1998, contract research and development revenues are expected to be lower than the prior year because of the lower level of funding for commercial microlaser display development

    Gross Profit

    For the three months ended December 31, 1997 compared to the three months ended November 30, 1996, gross profit on product sales was $999,000 compared to $1,330,000, a decrease of $331,000 or 25%. Gross profit on research and development revenues was $294,000 compared to $247,000, an increase of $47,000 or 19%. Gross margin on product sales was 23% compared to 33% in the prior year. The decrease in gross margin was due primarily to inefficiencies in laser optics manufacturing resulting from introduction of automation and new products and processes, and to expansion of manufacturing facilities. To a lesser extent, gross margins were negatively affected by price competition and changes in product mix in laser optics sales and to manufacturing start-up costs of the Company's new microlaser products. Gross margin on contract research and development revenues was 21% compared to 16% in the prior year. The increase in gross margin was due to the higher negotiated gross margin on commercial microlaser display development.

    The ability of the Company to increase gross margin on product sales is dependent on successful implementation of new laser optics manufacturing processes, achieving manufacturing efficiencies sufficient to offset the effect of future price competition in laser optics markets, and achieving sufficient growth in microlaser product sales to permit more efficient manufacturing.

    Internal Research and Development Expense

    Internal research and development expenses were $628,000 for the three months ended December 31, 1997 compared to $200,000 for the three months ended November 30, 1996, an increase of $428,000 or 214%. The increase was due to increased microlaser research and development activities for both existing and new products, and to development of microlaser manufacturing processes. The Company expects that internal research and development expense will remain at current levels for the remainder of fiscal 1998.

    Selling, General and Administrative Expense

    Selling, general and administrative expenses were $1,438,000 for the three months ended December 31, 1997 compared to $1,169,000 for the three months ended November 30, 1996, an increase of $269,000 or 23%. The increase is due to the additional expense related to the Company becoming publicly held in June 1997 and to increased sales and marketing expense for microlaser products. Selling, general and administrative expenses are not expected to increase significantly as a percentage of sales in future periods.

    Interest Expense

    Net interest expense was $28,000 for the three months ended December 31, 1997 compared to $67,000 for the three months ended November 30, 1996, a decrease of $39,000 or 58%. The decrease was due primarily to retirement of debt and investment of cash from proceeds of the IPO. In the near term, interest expense is expected to increase as the Company continues to invest cash in working capital and capital equipment, supplemented by additional secured borrowings.

    Income Taxes

    Income taxes were $8,000 for the three months ended December 31, 1997 compared to $12,000 for the three months ended November 30, 1996, a decrease of $4,000 or 33%. The decrease was due to the operating loss incurred in fiscal 1998. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards may be limited by the application of rules relating to a change in control as a result of the completion of the IPO in June 1997 and the proposed acquisition of EMI Acquisition Corp.

    Liquidity and Capital Resources

    The Company completed the IPO in June 1997, raising approximately $8,000,000, net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, from issuance of subordinated debentures and capital equipment leasing and bank debt.

    Cash used in operating activities was $1,828,000 for the three months ended December 31, 1997 compared to cash provided by operating activities of $321,000 for the three months ended November 30, 1996, a reduction in cash of $2,149,000. The primary reasons for the change were the operating losses sustained for the month of September 1997 and the three months ended December 31, 1997, and an increase in inventory for additional quantities of raw materials for laser optics and for planned increases in microlaser product sales.

    Cash used in investing activities was $1,373,000 for the three months ended December 31, 1997 compared to $473,000 for the three months ended November 30, 1996, an increase of $900,000. The increase is primarily due to additions to plant and equipment to increase capacity and automation for manufacture of optics products and to enable manufacturing of microlaser products.

    Cash used in financing activities was $90,000 for the three months ended December 31, 1997 compared to $69,000 for the three months ended November 30, 1996, an increase of $21,000. The increase was due to higher debt payments resulting from conversion of a capital equipment line of credit to a term loan in August 1997. As of January 31, 1998, the Company has no advances on its $2,000,000 bank working capital line of credit.

    The Company believes that its current cash balance together with other sources of liquidity and anticipated cash provided by operations will satisfy its cash requirements for at least the next twelve months.

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

    History of Operating Losses and Accumulated Deficit

    The Company has made substantial investments in research and development and incurred significant start-up costs related to manufacture and sale of microlaser products. As a result, the Company has incurred operating losses in three of the last four fiscal years and in the three months ended December 31, 1997, and, at December 31, 1997, had an accumulated deficit of $5.6 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

    Pending Acquisition

    On December 23, 1997 the Company entered into an Agreement and Plan of Reorganization to acquire EMI Acquisition Corp. ("EMI") which was subsequently amended February 9, 1998. While the parties intend to close the transaction on or before February 27, 1998, the transaction is still subject to a variety of conditions, including the approval of the stockholders of both the Company and EMI. There can be no assurance that the transaction will be consummated, or if consummated, that the combined company will be profitable in the future.

    Competition

    The industries in which the Company sells its products, and will sell its products under development, are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, sales, marketing, service and support resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. There can be no assurance that the Company will be able to compete successfully in the laser optics, laser and laser systems industries in the future, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its new products will receive market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

    Development Risks Relating to Microlaser Technologies

    The Company has devoted substantial resources to developing its microlasers and future microlaser based products. To date, sales of the Company's microlasers have been limited to low level production quantities. Other microlasers and microlaser based products are still in the early stages of development. There can be no assurance that the Company's microlasers will be successfully designed into customers' products or that such microlasers will achieve widespread market acceptance. There can also be no assurance that the Company will successfully develop additional microlaser or microlaser based products or that any products under development will achieve commercial sales volumes. The Company believes that it will be necessary to continue to reduce the cost of manufacturing and to broaden the variety of wavelengths provided by its microlasers to achieve commercial acceptance. If the Company is unable to successfully gain market acceptance of its microlasers and microlaser based products, its business, operating results and financial condition will be materially and adversely affected.

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

    Risks Associated With International Sales

    International sales accounted for approximately 48% and 50% of the Company's total revenues in the three months ended December 31, 1997 and November 30, 1996, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales. While the Company has not been materially affected by the recent turmoil in Asian markets to date, there can be no assurance that such turmoil will not in the future negatively affect the Company's business and operating results.

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

    Volatility of Stock Price

     Until June 1997, there had been no public market for the Company's common stock, and there can be assurance that an active public market for the Company's common stock will develop or be sustained. The trading price of the Company's common stock has been in the past, and will continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the combined company or its competitors, general conditions in the combined company's industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Company's common stock. Following the IPO, Nasdaq informed the Company that it had revised its initial listing criteria for inclusion on the Nasdaq National Market and that such revised criteria were to be applied retroactively. In accordance with procedures established by Nasdaq, the Company appeared at a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") on January 15, 1998. On January 27, 1998, the Panel issued its decision that the Company be granted continued listing on the Nasdaq National Market. The Panel's decision may be reviewed by the Nasdaq Listing and Hearing Review Committee (the "Review Committee") within 45 days following the Panel's decision.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

        (c) On September 7, 1997, the Company issued Warrants to purchase 20,000 shares of Common Stock (the "Warrants") which are immediately exercisable at an exercise price of $7.33 per share to L.H. Friend, Weiness, Frankson and Presson, Inc. (11,000 shares), Robert W. Campbell (4,500 shares) and Andre D. Guardi (4,500 shares) for consulting services provided to the Company. The issuance of the Warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the Warrants. Similar legends are due to be affixed to the Common Stock issuable upon exercise of the Warrants. All recipients either received adequate information about the Company or had access, through other relationships, to such information.

        (d) On June 18, 1997, the Company's Form SB-2 registration statement (File no. 333-24421) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 1,650,000 shares of the Company's common stock, $.001 par value. The offering commenced on June 19, 1997 and the sale to the public of 1,650,000 shares of Common Stock at $5.50 per share was completed on June 24, 1997 for an aggregate price of $9,075,000. The registration statement covered an additional 247,500 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. The managing underwriters for the offering were Cruttenden Roth Incorporated and L.H. Friend, Weinress, Frankson & Presson, Inc. On August 6, 1997, the underwriters exercised their option to purchase all 247,500 additional shares of common stock. A total of 1,897,500 shares of common stock were sold in the offering at an aggregate price of $10,436,250. All of the shares sold in the offering were sold by the Company.

            Expenses incurred by the Company through December 31, 1997 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,365,566 Total offering expenses of $2,330,919 resulted in net offering proceeds to the Company of $8,105,331. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

            Of the net offering proceeds to the Company of $8,105,331, through December 31, 1997, approximately $700,000 had been used for repayment of certain term loans and amounts outstanding under its line of credit with Wells Fargo Bank N.A., approximately $200,000 had been used for the mandatory repayment of certain term loans owed to Proxima, approximately $900,000 had been used for general corporate purposes, approximately $1,000,000 had been used for the purchase of certain machinery and equipment, approximately $200,000 had been used for facilities expansion and improvements and approximately $400,000 had been used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $4,600,000 of the net offering proceeds remain as working capital, primarily in the form of cash equivalents with approximately $2,900,000 held as temporary investments.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a) EXHIBIT INDEX

            2.1 Agreement and Plan of Reorganization dated December 23, 1997, amended February 9, 1998, among the Company, LPC Acquisition Subsidiary, Inc., EMI Acquisition Corp., and certain shareholders of EMI (1)

            11.1 Statement re Computation of Per Share earnings

            27.1 Financial Data Schedule

            (1) Filed as an exhibit to the Company's Registration Statement on
                Form S-4 (No. 333-43415) or amendments thereto and incorporated herein by reference.

        (b) REPORTS ON FORM 8-K

            The Company filed a Form 8-K December 11, 1997 to report a change in the Company's fiscal year end from August 31 to September 30.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LASER POWER CORPORATION


Date: February 9, 1998          /s/ Paul P. Wickman, Jr.
                                --------------------------------------------
                                Paul P. Wickman, Jr.
                                Senior Vice President, Chief Financial
                                Officer and Secretary
                                (Principal Financial and Accounting Officer)