Form 10-Q
period 1998-03-31
LASER POWER CORP/FA
filed 1998-05-15
CIK 874019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 31, 1998, there were 8,343,432 shares of the Registrant's Common Stock outstanding.

================================================================================

                             LASER POWER CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, size and timing of individual orders, competition, general economic conditions in the Company's geographic markets, seasonality of revenues, and the management of the Company's growth, as well as those factors discussed in the Company's Annual Report on Form 10-K and Registration Statement on Form S-4 (No. 333-43415).

                                                                               PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets (unaudited)
           as of March 31, 1998 and August 31, 1997.........................     3

           Condensed Consolidated Statements of Operations
           (unaudited) for the three and six months ended
           March 31, 1998 and February 28, 1997.............................     4

           Condensed Consolidated Statements of Cash Flows
           (unaudited) for the three and six months ended
           March 31, 1998 and February 28, 1997.............................     5

           Notes to Condensed Consolidated Financial
           Statements (unaudited)...........................................     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION............................     7

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds........................    12

ITEM 4.    Submission of Matters to a Vote of Security Holders..............    12

ITEM 6.    Exhibits and Reports on Form 8-K.................................    12

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                             LASER POWER CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)


                                                       MARCH 31, 1998    AUGUST 31, 1997
                                                       --------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents ........................   $        4,730    $         8,253
  Accounts receivable, net .........................            7,189              6,807
  Inventories, net .................................            7,452              5,475
  Other current assets .............................              411                518
                                                       --------------    ---------------
          Total current assets .....................           19,782             21,053
Property and equipment, net ........................            8,512              7,080
Intangibles and other assets,  net .................              959                940
                                                       --------------    ---------------
          Total assets .............................   $       29,253    $        29,073
                                                       ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $        3,255    $         2,687
  Accrued liabilities ..............................            5,219              3,133
  Current portion of long-term debt ................              403                446
                                                       --------------    ---------------
          Total current liabilities ................            8,877              6,266
Long-term debt and deferred rent ...................            3,222              3,465
Subordinated convertible debentures ................            1,660              1,660
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized -- 3,000,000 shares
       Issued and outstanding - None ...............             --                 --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         8,073,742 shares at August 31, 1997 and
         8,343,432 shares at March 31, 1998 ........                8                  8
  Additional paid-in capital .......................           19,352             18,543
  Foreign currency translation adjustment ..........              (62)               (51)
  Accumulated deficit ..............................           (3,804)              (818)
                                                       --------------    ---------------
          Total stockholders' equity ...............           15,494             17,682
                                                       --------------    ---------------
          Total liabilities and stockholders' equity   $       29,253    $        29,073
                                                       ==============    ===============

                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              -----------------------------------   -----------------------------------
                                              MARCH 31, 1998    FEBRUARY 28, 1997   MARCH 31, 1998    FEBRUARY 28, 1997
                                              --------------    -----------------   --------------    -----------------
Revenues:
  Product sales ...........................   $        8,287    $           6,513   $       16,065    $          13,695
  Contract research and development .......            1,103                1,566            2,502                3,129
                                              --------------    -----------------   --------------    -----------------
          Total revenues ..................            9,390                8,079           18,567               16,824
Costs and expenses:
  Cost of product sales ...................            5,973                4,398           11,732                9,463
  Contract research and development .......              936                1,185            2,041                2,500
  Internal research and development .......              623                  290            1,335                  547
  Selling, general and administrative .....            1,927                1,549            3,878                3,022
  Acquisition and related .................            2,000                 --              2,000                 --
                                              --------------    -----------------   --------------    -----------------
          Total costs and expenses ........           11,459                7,422           20,986               15,532
                                              --------------    -----------------   --------------    -----------------

Income (loss) from operations .............           (2,069)                 657           (2,419)               1,292
Interest expense, net .....................               56                  119              105                  224
                                              --------------    -----------------   --------------    -----------------
Income (loss) before income taxes .........           (2,125)                 538           (2,524)               1,068
Income taxes ..............................               73                   15              160                   32
                                              --------------    -----------------   --------------    -----------------
Net income (loss) .........................   $       (2,198)   $             523   $       (2,684)   $           1,036
                                              ==============    =================   ==============    =================
Basic earnings (loss) per share ...........   $        (0.27)   $            0.08         $(.0.33)    $            0.17
                                              ==============    =================   ==============    =================
Diluted earnings (loss) per share .........   $        (0.27)   $            0.08         $(.0.33)    $            0.15
                                              ==============    =================   ==============    =================
Average common shares outstanding - Basic .            8,221                6,246            8,160                6,236
                                              ==============    =================   ==============    =================
Average common shares outstanding - Diluted            8,221                6,851            8,160                6,844
                                              ==============    =================   ==============    =================

                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                   SIX MONTHS ENDED
                                                               -------------------------
                                                               MARCH 31,    FEBRUARY 28,
                                                                 1998           1997
                                                               ---------    ------------
OPERATING ACTIVITIES
Net income (loss) from operations ..........................   $  (2,684)   $      1,036
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ............................         898             610
  Other ....................................................       2,723            (342)

  Changes in operating assets and liabilities ..............      (2,720)            261
                                                               ---------    ------------
         Net cash provided by (used in) operating activities      (1,783)          1,565

INVESTING ACTIVITIES
Additions to property and equipment ........................      (2,213)         (1,922)
Increase in intangibles and other assets ...................         (81)           (159)
                                                               ---------    ------------
         Net cash used in investing activities .............      (2,294)         (2,081)

FINANCING ACTIVITIES
Deferred costs of initial public offering ..................          (5)            (51)
Payments on borrowings .....................................        (215)           (275)
Proceeds from borrowings ...................................        --             1,216
Net proceeds from issuance and repurchase of stock .........         828              56
                                                               ---------    ------------
         Net cash provided by financing activities .........         608             946
                                                               ---------    ------------
Net increase (decrease) in cash and cash equivalents .......      (3,469)            430

Cash and cash equivalents at beginning of the period .......       8,199             978
                                                               ---------    ------------
Cash and cash equivalents at end of the period .............   $   4,730    $      1,408
                                                               =========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ...................   $     175    $        321
                                                               =========    ============

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 1998 and the consolidated results of operations for the three and six months ended March 31, 1998 and February 28, 1997.

     On February 27, 1998, the Company acquired EMI Acquisition Corp. ("EMI"). The Company issued 2,021,178 shares of its common stock based on a 1.8511 exchange formula described in its Registration Statement on Form S-4 (No. 333-43415) and has accounted for the merger as a pooling-of-interests. Accordingly, the condensed consolidated financial statements for the periods prior to the merger have been retroactively restated as if the combining companies had been combined for all periods presented. The Company incurred transaction costs of $736,000 and accrued current and future costs of $1,264,000 in connection with a plan to restructure and integrate its existing optics operations with EMI operations.

     On December 6, 1997, the Company's Board of Directors approved the change of the Company's fiscal year end from August 31 to September 30, 1997. For the month of September, the Company recorded a net loss of $302,000 on revenues of $1,750,000. Total assets of the Company were $21,000,000 at September 30, 1997.

     Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of the results that may be attained for the entire fiscal year.

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

3.   INVENTORIES (UNAUDITED) (IN THOUSANDS)

                        MARCH 31, 1998   AUGUST 31, 1997
                        --------------   ---------------
Raw materials .......   $        3,528   $         2,121
Work in progress ....            2,978             2,626
Finished goods ......              946               728
                        --------------   ---------------
                        $        7,452   $         5,475

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

     Revenues

     For the three and six months ended March 31, 1998, product sales were $8,287,000 and $16,065,000 compared to $6,513,000 and $13,695,000 for the three and six months ended February 28, 1997, an increase of $1,774,000 or 27% for the three months and $2,370,000 or 17% for the six months ended March 31, 1998. Contract research and development revenues were $1,103,000 and $2,502,000 for the three and six months ended March 31, 1998 compared to $1,566,000 and $3,129,000 for the three and six months ended February 28, 1997, a decrease of $463,000 or 30% for the three months and $627,000 or 20% for the six months ended March 31,

1998. The majority of the growth in product sales for the three and six months is due to a transition to higher volume production under long-term contracts for optics for thermal imaging systems and increased sales of new and replacement optics for industrial and medical lasers. Also contributing to the growth in product sales were initial production shipments of microlasers, for which shipments were negligible in the prior year. The decrease in contract revenues for the three and six months is due primarily to a lower level of contract funding for development of commercial microlaser display technology.

     A number of factors will determine whether the Company will be able to sustain or increase the current level of product sales, including price competition in laser optics markets, uncertainties in foreign markets and currency exchange rates, the timing of exercise of customer options on long-term production contracts for optics for thermal imaging systems, and the ability to successfully increase manufacture and sale of microlaser products. For the remainder of fiscal 1998, contract research and development revenues are expected to be lower than the prior year because of the lower level of funding for commercial microlaser display development.

     Gross Profit

     Gross profit on product sales was $2,314,000 and $4,333,000 for the three and six months ended March 31, 1998 compared to $2,115,000 and $4,232,000 for the three and six months ended February 28, 1997, an increase of $199,000 or 9% for the three months and $101,000 or 2% for the six months. Gross profit on research and development revenues was $167,000 and $461,000 for the three and six months ended March 31, 1998 compared to $381,000 and $629,000 for the three and six months ended February 28, 1997, a decrease of $214,000 or 56% for the three months and $168,000 or 27% for the six months. Gross margin on product sales was 28% and 27% for the three and six months ended March 31, 1998 compared to 32% and 31% for the three and six months ended February 28, 1997. The decrease in gross margin is primarily due to a change in mix of optics products towards products with higher material cost content and to a lesser extent to manufacturing start-up costs for microlaser products. Gross margin on contract research and development revenues was 15% and 18% for the three and six months ended March 31, 1998 compared to 24% and 20% for the three and six months ended February 28, 1997. The decrease in gross margin is due primarily to cost overruns on several display development contracts.

     The Company's ability to maintain or improve its existing margins is dependent on a number of factors, including the ability to manufacture or purchase raw materials and purchased components at costs and prices lower than currently paid by the Company, the successful implementation of automated fabrication processes in its optics operations, and improvements in yield and growth in volume in its microlaser operations. Gross margins on contract research and development revenues are expected to fluctuate over time due to uncertainties inherent in determining the amount of effort required to meet customer expectations.

     Internal Research and Development Expense

     Internal research and development expense was $623,000 and $1,335,000 for the three and six months ended March 31, 1998 compared to $290,000 and $547,000 for the three and six months ended February 28, 1997, an increase of $333,000 or 115% for the three months and $788,000 or 144% for the six months. The increase was due to increased microlaser research and development activities for both existing and new products, and to development of microlaser manufacturing processes. The Company expects that internal research and development expense will remain at current levels for the remainder of the fiscal year.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $1,927,000 and $3,878,000 for the three and six months ended March 31, 1998 compared to $1,549,000 and $3,022,000 for the three and six months ended February 28, 1997, an increase of $378,000 or 24% for the three months and $856,000 or 28% for the six months. The increase is due to the additional expense related to the Company becoming publicly held in June 1997 and to higher sales and marketing expense for microlaser products. Selling, general and administrative expense are not expected to increase significantly as a percentage of sales in future periods.

     Acquisition and Restructuring Expense

     In connection with its acquisition of EMI, the Company incurred transaction costs of $736,000 and accrued current and future costs of $1,264,000 in connection with a plan to restructure and integrate its existing optics operations with EMI operations. All of these expenses, which are non-recurring, were recognized during the three months ended March 31, 1998.

     Interest Expense

     Net interest expense was $56,000 and $105,000 for the three and six months ended March 31, 1998 compared to $119,000 and $224,000 for the three and six months ended February 28, 1997, a decrease of $63,000 or 53% for the three months and $119,000 or 53% for the six months. The decrease was due primarily to the retirement of debt and investment of cash from proceeds of an initial public offering completed in June 1997 (IPO). The Company expects interest expense to increase as it continues to invest in fixed assets and working capital through utilization of available cash and long-term bank borrowings.

     Income Taxes

     Income taxes were $73,000 and $160,000 for the three and six months ended March 31, 1998 compared to $15,000 and $32,000 for the three and six months ended February 28, 1997, an increase of $58,000 or 387% for the three months and $128,000 or 400% for the six months. The increase is due to the provision for income taxes for EMI for periods prior to acquisition by the Company. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the completion of the IPO and the acquisition of EMI in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed the IPO in June 1997, raising approximately $8,100,000 net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, the issuance of subordinated debentures and capital equipment leasing and bank debt.

     Cash used in operating activities was $2,684,000 for the six months ended March 31, 1998 compared to cash provided by operations of $1,036,000 for the six months ended February 28, 1997, a reduction in cash of $3,720,000. The primary reason for the change was the operating loss sustained for the six month period.

     Cash used in investing activities was $2,294,000 for the six months ended March 31, 1998 compared to $2,081,000 for the six month periods ended February 28, 1997, an increase in investment of $213,000. The change is due primarily to additions to property and equipment for manufacturing operations. For the full year, the Company expects to invest more in capital equipment than in the prior year.

     Cash provided by financing activities was $608,000 for the six months ended March 31, 1998 compared to $946,000 for the six months ended February 28, 1997. The primary source of cash in the current year is the exercise of employee stock options, while in the prior year the primary source was bank borrowings. For the remainder of the year, the Company expects the primary source of cash to be additional bank borrowings to finance additions to property and equipment.

     The Company believes that its current cash balance together with other sources of liquidity and anticipated cash provided by operations and bank borrowings will satisfy its cash requirements for at least the next twelve months.


RISK FACTORS

     Fluctuation in Quarterly Performance

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures, especially in connection with its microlasers and microlaser based products. If significant variations were to occur between forecasts and actual orders with respect to the Company's business, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. Such variations have occurred in the past and could occur again in the future as a result of increases in development expenditures for proposed new products, product introductions by competitors, changes in customer ordering patterns and other factors. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations. A portion of the Company's business consists of both a small number of large contracts which are awarded on an irregular schedule, and a large number of small contracts which are spread over the year. The timing of awarding large contracts could cause significant fluctuations in the Company's operating results. In addition, the Company's quarterly performance could be adversely affected by continuing consolidation in the defense industry and the resultant impact on historical customers and their procurement activities.

     History of Operating Losses and Accumulated Deficit

     The Company has made substantial investments in research and development and incurred significant start-up costs related to manufacture and sale of microlaser products. As a result, the Company incurred operating losses in the three and six months ended March 31, 1998, and, at March 31, 1998, had an accumulated deficit of $3.8 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

     Integration of Operations

     If the Company is to realize the anticipated benefits of its acquisition of EMI, EMI's operations must be integrated and combined efficiently. The process of rationalizing management services, administrative organizations, facilities, management information systems, employee compensation and benefits and other aspects of operations, while managing a larger and geographically expanded entity, will present a significant challenge to the management of the Company. There can be no assurance that the integration process will be successful or that the anticipated benefits of the business combination will be fully realized. The dedication of management resources to such integration may distract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. There can be no assurance that there will not be substantial costs associated with the integration process, that such activities will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company. The Company has recorded a charge of approximately $2 million, to reflect the transaction and integration costs incurred and expected to result from the acquisition of EMI. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the acquisition.

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

     Exposure to Government Markets

     Approximately 45% of the Company's product sales are derived from customers in the defense industry. These customers in turn generally contract with a governmental entity, typically the U.S. government. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

     Future Capital Requirements

     Although the Company believes that its existing cash balances and anticipated cash flow from operations and bank borrowings and available lines of credit will be sufficient to meet its capital requirements for at least the next 12 months, the Company may seek additional equity or debt financing to compete effectively in the markets it serves. The timing and amount of the Company's capital requirements cannot be precisely determined at this time and will depend on a number of factors, including the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to the then existing stockholders will result.

     Risks Associated With International Sales

     International sales accounted for approximately 37% of the Company's total revenues in each of the quarters ended March 31, 1998 and February 28, 1997, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales. While the Company has not been materially affected by the recent turmoil in Asian markets to date, there can be no assurance that such turmoil will not in the future negatively affect the Company's business and operating results.

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

     Expenses incurred by the Company in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,365,566

     Total offering expenses of $2,330,919 resulted in net offering proceeds to the Company of $8,105,331. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

     Of the net offering proceeds to the Company of $8,105,331, through March 31, 1998, approximately $700,000 had been used for repayment of certain term loans and amounts outstanding under its line of credit with Wells Fargo Bank N.A., approximately $200,000 had been used for the mandatory repayment of certain term loans owed to Proxima, approximately $900,000 had been used for general corporate purposes, approximately $700,000 had been used for acquisition related costs, approximately $1,500,000 had been used for the purchase of certain machinery and equipment, approximately $400,000 had been used for facilities expansion and improvements and approximately $800,000 had been used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $2,900,000 of the net offering proceeds remain as working capital, primarily in the form of cash equivalents with approximately $1,700,000 held as temporary investments.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on January 30, 1998 in San Diego, California.

     PROPOSAL I - ELECTION OF DIRECTORS

          Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

     CANDIDATE                       VOTES IN FAVOR     VOTES WITHHELD
     ---------                       --------------     --------------
     Glenn H. Sherman, Ph.D.            5,184,336            7,115
     Douglas H. Tanimoto, Ph.D.         5,184,336            7,115
     William G. Fredrick                5,184,336            7,115
     Robert G. Klimasewski              5,184,336            7,115
     Richard C. Laird                   5,184,336            7,115
     Kenneth E. Olson                   5,184,336            7,115
     John C. Stiska                     5,184,336            7,115

     PROPOSAL II - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

          VOTES IN FAVOR           VOTES AGAINST            VOTES ABSTAINED
          --------------           -------------            ---------------
             5,187,110                  2,900                    1,441

     A special meeting of stockholders was held on February 26, 1998. At this meeting the proposals to (i) approve and adopt an Agreement and Plan of Reorganization, dated as of December 23, 1997, among the Company, LPC Acquisition Subsidiary, Inc., ("SUB"), and EMI Acquisition Corp., a California corporation ("EMI") and (ii) to approve the merger of SUB with and into EMI were each ratified. The results of voting for each of the above proposals was 3,211,554 shares for, 150 shares against, and 4,803 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  EXHIBIT INDEX

          27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated March 13, 1998 reporting under Item 2 ("Acquisition or Disposition of Assets") that the Company had completed its acquisition of EMI Acquisition Corp., pursuant to an Agreement and Plan Reorganization, dated December 23, 1997, as amended February 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LASER POWER CORPORATION

Date: May 15, 1998                      /s/ Paul P. Wickman, Jr.
                                        -----------------------------------
                                        Paul P. Wickman, Jr.
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)