Form 10-Q
period 1998-06-30
LASER POWER CORP/FA
filed 1998-08-14
CIK 874019

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q
                               -------------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                ----------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        As of June 30, 1998, there were 8,354,224 shares of the Registrant's Common Stock outstanding.



================================================================================

                             LASER POWER CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of Laser Power Corporation (the "Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding competition, general economic conditions in the Company's geographic markets, size and timing of individual orders, market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, seasonality of revenues, and developments with respect to the Company's contract research activities, as well as those factors discussed in the Company's Annual Report on Form 10-K and Registration Statement on Form S-4 (No. 333-43415).

                                                                                                                           PAGE
                                                                                                                           ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets (unaudited) as of June 30, 1998 and August 31, 1997..................       3

           Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended
           June 30, 1998 and May 31, 1997.............................................................................       4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
           June 30, 1998 and May 31, 1997.............................................................................       5

           Notes to Condensed Consolidated Financial Statements (unaudited)...........................................       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION....................................................................................       7

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds..................................................................      13

ITEM 5.    Other Information..........................................................................................      13

ITEM 6.    Exhibits and Reports on Form 8-K...........................................................................      13

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             LASER POWER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                JUNE 30, 1998     AUGUST 31, 1997
                                                                -------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents .............................          $  4,335           $  8,253
  Accounts receivable, net ..............................             6,437              6,807
  Inventories, net ......................................             7,839              5,475
  Other current assets ..................................               343                518
                                                                   --------           --------
          Total current assets ..........................            18,954             21,053
Property and equipment, net .............................             9,186              7,080
Intangibles and other assets,  net ......................               977                940
                                                                   --------           --------
          Total assets ..................................          $ 29,117           $ 29,073
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................          $  2,327           $  2,687
  Accrued liabilities ...................................             4,616              3,133
  Current portion of long-term debt .....................               941                446
                                                                   --------           --------
          Total current liabilities .....................             7,884              6,266
Long-term debt and deferred rent ........................             4,073              3,465
Subordinated convertible debentures .....................             1,660              1,660
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized -- 3,000,000 shares
       Issued and outstanding - None ....................                --                 --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         8,073,742 shares at August 31, 1997 and
         8,354,224 shares at June 30, 1998 ..............                 8                  8
  Additional paid-in capital ............................            19,366             18,543
  Foreign currency translation adjustment ...............               (45)               (51)
  Accumulated deficit ...................................            (3,829)              (818)
                                                                   --------           --------
          Total stockholders' equity ....................            15,500             17,682
                                                                   --------           --------
          Total liabilities and stockholders' equity ....          $ 29,117           $ 29,073
                                                                   ========           ========


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       ------------------------------    -----------------------------
                                                       JUNE 30, 1998     MAY 31, 1997    JUNE 30, 1998    MAY 31, 1997
                                                       -------------     ------------    -------------    ------------
Revenues:
  Product sales ..................................        $  7,948         $  7,782        $ 24,013         $ 21,477
  Contract research and development ..............             676            1,519           3,178            4,648
                                                          --------         --------        --------         --------
          Total revenues .........................           8,624            9,301          27,191           26,125
Costs and expenses:
  Cost of product sales ..........................           5,319            5,430          17,051           14,893
  Contract research and development ..............             650            1,187           2,691            3,687
  Internal research and development ..............             685              402           2,020              949
  Selling, general and administrative ............           1,831            1,564           5,709            4,586
  Acquisition and related ........................              --               --           2,000               --
                                                          --------         --------        --------         --------
          Total costs and expenses ...............           8,485            8,583          29,471           24,115
                                                          --------         --------        --------         --------

Income (loss) from operations ....................             139              718          (2,280)           2,010
Interest expense, net ............................              84              135             189              359
                                                          --------         --------        --------         --------
Income (loss) before income taxes ................              55              583          (2,469)           1,651
Income taxes .....................................              79               14             239               46
                                                          --------         --------        --------         --------
Net income (loss) ................................        $    (24)        $    569        $ (2,708)        $  1,605
                                                          ========         ========        ========         ========
Basic earnings (loss) per share ..................        $  (0.00)        $   0.11        $  (0.33)        $   0.32
                                                          ========         ========        ========         ========
Diluted earnings (loss) per share ................        $  (0.00)        $   0.08        $  (0.33)        $   0.23
                                                          ========         ========        ========         ========
Average common shares outstanding  - Basic .......           8,346            5,055           8,222            5,047
                                                          ========         ========        ========         ========

Average common shares outstanding  - Diluted .....           8,346            6,909           8,222            6,866
                                                          ========         ========        ========         ========


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                    -----------------------
                                                                    JUNE 30,         MAY 31,
                                                                      1998            1997
                                                                    -------         -------
OPERATING ACTIVITIES
Net income (loss) from operations ..........................        $(2,708)        $ 1,605
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization ............................          1,359             978
  Other ....................................................          2,203              67
  Changes in operating assets and liabilities ..............         (3,317)           (151)
                                                                    -------         -------
         Net cash provided by (used in) operating activities         (2,463)          2,499

INVESTING ACTIVITIES
Additions to property and equipment ........................         (3,303)         (2,747)
Increase in intangibles and other assets ...................           (127)           (183)
                                                                    -------         -------
         Net cash used in investing activities .............         (3,430)         (2,930)

FINANCING ACTIVITIES
Deferred costs of initial public offering ..................             --            (605)
Payments on borrowings .....................................         (2,211)           (426)
Proceeds from borrowings ...................................          3,404           2,037
Net proceeds from issuance and repurchase of stock .........            836             (14)
                                                                    -------         -------
         Net cash provided by financing activities .........          2,029             992
                                                                    -------         -------
Net increase (decrease) in cash and cash equivalents .......         (3,864)            561

Cash and cash equivalents at beginning of the period .......          8,199             978
                                                                    -------         -------
Cash and cash equivalents at end of the period .............        $ 4,335         $ 1,539
                                                                    =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ...................        $   488         $   552
                                                                    =======         =======

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of June 30, 1998 and the consolidated results of operations for the three and nine months ended June 30, 1998 and May 31, 1997.

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

    On December 6, 1997, the Company's Board of Directors approved the change of the Company's fiscal year end from August 31 to September 30. For the month of September, 1997, the Company recorded a net loss of $302,000 on revenues of $1,750,000. Total assets of the Company were $21,000,000 at September 30, 1997.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results that may be attained for the entire fiscal year.

    In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their relaxed tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the periods ended May 1, 1998 and May 4, 1998. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments,as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As stated above, the Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

2. EARNINGS (LOSS) PER SHARE

    The income (loss) per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standards No. 128 and SEC staff accounting bulletin No. 98. Basic earnings (loss) per share considers the weighted average number of common shares outstanding. Diluted earnings (loss) per share considers the shares included as basic shares outstanding, conversion of outstanding preferred stock to common stock, and the dilutive effects of stock options and warrants to purchase common stock.

3.  FINANCING AGREEMENTS

     In June 1998, the Company renewed a line of credit with a bank, subject to maximum advances of $2,500,000 and at an annual interest rate of 1% above the bank's prime rate. The line of credit expires on February 1, 1999 and there is no balance outstanding at June 30, 1998. As part of the credit agreement, the Company has pledged a $1 million certificate of deposit as collateral to the bank. The amount is included in cash as of June 30, 1998.

    The Company also obtained a $2,000,000 equipment line of credit at the bank's prime rate. The balance outstanding at February 1, 1999 will convert to a loan, and principal payments will be paid over the following sixty months. The Company has borrowed $1.5 million against this line as of June 30, 1998.

   All borrowings under the above credit agreements are secured by accounts receivable, inventory, intangibles, and property and equipment. The agreements contain restrictive covenants which include limitations on losses, maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, investment levels in the Company's Belgian subsidiary, additional borrowings and payments of dividends.

4. INVENTORIES (UNAUDITED) (IN THOUSANDS)

                                                   JUNE 30, 1998    AUGUST 31, 1997
                                                   -------------    ---------------
Raw materials ..............................          $  3,309          $  2,121
Work in progress ...........................             3,282             2,626
Finished goods .............................             1,248               728
                                                      --------          --------
                                                      $  7,839          $  5,475

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
          CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three and nine months ended June 30, 1998, product sales were $7,948,000 and $24,013,000 compared to $7,782,000 and $21,477,000 for the three and nine months ended May 31, 1997, an increase of $166,000 or 2% for the three months and $2,536,000 or 12% for the nine months ended June 30, 1998. Contract research and development revenues were $676,000 and $3,178,000 for the three and nine months ended June 30, 1998 compared to $1,519,000 and $4,648,000 for the three and nine months ended May 31,1997, a decrease of $843,000 or 55% for the three months and $1,470,000 or 32% for the nine months ended June 30, 1998. Product sales in the three-month period increased primarily due to growth in sales of the Company's optics for military applications and to initial production shipments of microlasers, for which shipments were negligible in the prior year. This was mostly offset by a decline in sales of the Company's optics for industrial and medical applications, primarily due to competition in domestic markets and to reduced demand related to the Asian economic situation. Growth in product sales for the nine months is due primarily to increased sales of optics for military applications and to a lesser extent increased sales of optics for industrial and medical applications. The decrease in contract revenues for the three and nine months is due primarily to lower levels of contract funding for development of microlaser-based display technology.

    A number of factors will determine whether the Company will be able to sustain or increase the current level of product sales, including significant competition in laser optics markets, uncertainties in foreign markets (particularly Asia) and currency exchange rates, the timing of exercise of customer options on long-term production contracts for optics for military applications, and the Company's ability to improve the manufacture and sale of microlaser products. Contract research and development revenues are expected to be lower than in recent periods because of the lower levels of funding for microlaser-based display development activities.

    Gross Profit

    Gross profit on product sales was $2,629,000 and $6,962,000 for the three and nine months ended June 30, 1998 compared to $2,352,000 and $6,584,000 for the three and nine months ended May 31, 1997, an increase of $277,000 or 12% for the three months and $378,000 or 6% for the nine months. Gross profit on research and development revenues was $26,000 and $487,000 for the three and nine months ended June 30, 1998 compared to $332,000 and $961,000 for the three and nine months ended May 31, 1997, a decrease of $306,000 or 92% for the three months and $474,000 or 49% for the nine months. Gross margin on product sales was 33% and 29% for the three and nine months ended June 30, 1998 compared to 30% and 31% for the three and nine months ended May 31, 1997. Gross margin improvement in the three months is primarily due to higher margins in military optics contract sales. The decrease in gross margin for the nine months is primarily due to a change in mix of optics products towards products with higher material cost content and to a lesser extent to manufacturing start-up costs for microlaser products. Gross margin on contract research and development revenues was 4% and 15% for the three and nine months ended June 30, 1998 compared to 22% and 21% for the three and nine months ended May 31, 1997. The decrease in gross margin is due primarily to cost overruns on several microlaser-based display development contracts during the later stages of completion.

    The Company's ability to maintain or improve its existing margins is dependent on a number of factors, including the ability to manufacture or purchase raw materials and purchased components at costs and prices lower than currently paid by the Company, the successful implementation of automated fabrication processes in its optics operations, and improvements in yield and growth in volume in its microlaser operations. Gross margins on contract research and development revenues are expected to fluctuate over time due to uncertainties inherent in determining the amount of effort required to meet customer expectations, and are expected to be below historical levels through the fourth quarter of fiscal 1998.

    Internal Research and Development Expense

    Internal research and development expense was $685,000 and $2,020,000 for the three and nine months ended June 30, 1998 compared to $402,000 and $949,000 for the three and nine months ended May 31, 1997, an increase of $283,000 or 70% for the three months and $1,071,000 or 113% for the nine months. The increase was due to increased microlaser product research and development activities, and to development of microlaser manufacturing processes. The Company expects that internal research and development expense will remain at current levels for the remainder of the fiscal year.

    Selling, General and Administrative Expense

    Selling, general and administrative expense was $1,831,000 and $5,709,000 for the three and nine months ended June 30, 1998 compared to $1,564,000 and $4,586,000 for the three and nine months ended May 31, 1997, an increase of $267,000 or 17% for the three months and $1,123,000 or 24% for the nine months. The increase is due to the additional expense related to the Company becoming publicly held in June 1997 and to higher sales and marketing expense for microlaser products. Selling, general and administrative expense are not expected to increase significantly as a percentage of sales in future periods.

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

    Interest Expense

    Net interest expense was $84,000 and $189,000 for the three and nine months ended June 30, 1998 compared to $135,000 and $359,000 for the three and nine months ended May 31, 1997, a decrease of $51,000 or 38% for the three months and $170,000 or 47% for the nine months. The decrease was due primarily to the retirement of debt and investment of cash from proceeds of the Company's initial public offering of common stock completed in June 1997 (the "IPO"). The Company expects interest expense to increase as it continues to invest in fixed assets and working capital through utilization of long-term bank borrowings.

    Income Taxes

    Income taxes were $79,000 and $239,000 for the three and nine months ended June 30, 1998 compared to $14,000 and $46,000 for the three and nine months ended May 31, 1997, an increase of $65,000 or 464% for the three months and $193,000 or 420% for the nine months. The increase is due to the provision for income taxes for EMI. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the completion of the IPO and the acquisition of EMI in February 1998.

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

    Cash used in operating activities was $2,463,000 for the nine months ended June 30, 1998 compared to cash provided by operations of $2,499,000 for the nine months ended May 31, 1997, a reduction in cash of $4,962,000. The primary reasons for the use of cash were the operating loss sustained for the nine month period and inventory investments in raw materials and components for optics and microlasers, work in process for military customers, and finished goods for overnight order fulfillment for optics customers.

    Cash used in investing activities was $3,430,000 for the nine months ended June 30, 1998 compared to $2,930,000 for the nine month periods ended May 31, 1997, an increase in investment of $500,000. The change is due primarily to additions to property and equipment for manufacturing operations. The Company expects to invest in capital equipment at a lower rate for the remainder of the fiscal year..

    Cash provided by financing activities was $2,029,000 for the nine months ended June 30, 1998 compared to $992,000 for the nine months ended May 31, 1997. The primary sources of cash in the current year are new bank financing for equipment and the exercise of employee stock options, while in the prior year the primary source was bank borrowings. For the remainder of the year, the Company expects the primary source of cash to be additional bank borrowings to finance additions to property and equipment.

    The Company believes that its current cash balance together with other sources of liquidity will satisfy its cash requirements for at least the next twelve months.

    Year 2000

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. This problem is often referred to as the "Year 2000" issue.

    The Company recognizes the need to ensure that its operations will not be impacted by the Year 2000 issue. The Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own products. The Company intends to ensure that its information systems are Year 2000 ready primarily by investing in new information systems, and is developing plans to survey critical suppliers and customers to determine the status of their Year 2000 readiness programs. The can be no assurance that failure of the Company to complete installation of Year 2000 ready information systems, or of its critical suppliers and customers to adequately address the Year 2000 issue in a timely fashion, will not result in a material adverse effect on the Company's business, financial condition or operating results.


RISK FACTORS

    Fluctuation in Quarterly Performance

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Competitive pressures in markets for the Company's optics products may result in significant changes in timing, size and pricing of customer orders. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures, especially in connection with its microlasers and microlaser based products. If significant variations were to occur between forecasts and actual orders with respect to the Company's business, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. Such variations have occurred in the past and could occur again in the future as a result of increases in development expenditures for proposed new products, product introductions by competitors, changes in customer ordering patterns and other factors. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations. A portion of the Company's business consists of both a small number of large contracts which are awarded on an irregular schedule, and a large number of small contracts which are spread over the year. The timing of awarding large contracts could cause significant fluctuations in the Company's operating results. In addition, the Company's quarterly performance could be adversely affected by continuing consolidation in the defense industry and the resultant impact on historical customers and their procurement activities.

    Competition

    The industries in which the Company sells its products, and will sell its products under development, are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, sales, marketing, service and support resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. There can be no assurance that the Company will be able to compete successfully in laser and non-laser optics, laser and laser systems industries in the future, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its new products will receive market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

    Risks Associated With International Sales

    International sales accounted for approximately 36% and 45% of the Company's total revenues in the three months ended June 30, 1998 and May 31, 1997, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets may also materially and adversely affect the Company's business and operating results. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales. While the Company has not been materially affected by the recent turmoil in Asian markets to date, there can be no assurance that such turmoil will not in the future negatively affect the Company's business, financial condition and operating results. The Company has received notice from its vendor of beam delivery devices that the vendor intends to terminate its relationship with the Company whereby the Company distributes certain of such vendor's products in Europe. The Company and the vendor are currently negotiating the terms of an agreement to effect such termination. There can be no assurance that the termination of the relationship will not have a material adverse effect on the Company's business, financial condition and operating results.

    Exposure to Government Markets

    Approximately 43% of the Company's product sales in the three months ended June 30, 1998 were derived from customers in the defense industry. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, over 50% of the Company's contract research and development revenues were derived from contracts with various U.S. government agencies. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

    History of Operating Losses and Accumulated Deficit

    The Company has made substantial investments in research and development and incurred significant start-up costs related to manufacture and sale of microlaser products. As a result, the Company incurred operating losses in the three and nine months ended June 30, 1998, and, at June 30, 1998, had an accumulated deficit of $3.8 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

    Expenses incurred by the Company in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,365,566. Total offering expenses of $2,330,919 resulted in net offering proceeds to the Company of $8,105,331. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

    Of the net offering proceeds to the Company of $8,105,331, through June 30, 1998, approximately $700,000 had been used for repayment of certain term loans and amounts outstanding under its line of credit with Wells Fargo Bank N.A., approximately $200,000 had been used for the mandatory repayment of certain term loans owed to Proxima, approximately $1,200,000 had been used for general corporate purposes, approximately $1,000,000 had been used for acquisition related costs, approximately $2,300,000 had been used for the purchase of certain machinery and equipment, approximately $500,000 had been used for facilities expansion and improvements and approximately $1,200,000 had been used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company. Approximately $1,000,000 of the net offering proceeds remain as working capital.

ITEM 5.  Other Information

Pursuant to the Company's by-laws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company by September 1, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) EXHIBIT INDEX

        10.1      Second Amendment, Third Amendment and Fourth Amendment to
                  Credit Agreement dated January 31, 1997 between the Company and Wells Fargo Bank and related promissory notes and security agreements.

        27.1      Financial Data Schedule

    (b) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LASER POWER CORPORATION


Date: August 14, 1998                   /s/ Paul P. Wickman, Jr.
                                        ----------------------------------------
                                        Paul P. Wickman, Jr.
                                        Senior Vice President, Chief Financial
                                        Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)