Form 10-K405
period 1998-09-30
LASER POWER CORP/FA
filed 1998-12-29
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the NASDAQ National Market System was $8,253,000 as of December 1, 1998.*

   The number of shares of Common Stock outstanding was 8,398,455 as of December 1, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (TO THE EXTENT INDICATED HEREIN)

   Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held February 5, 1999 (the "1999 Annual Meeting") is incorporated herein by reference into Part III of this Report.

   Certain exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24421), as amended, and the Registrant's Registration Statement on Form S-4 (No. 333-43415), as amended, are incorporated herein by reference into Part IV of this Report.

------------
* Excludes 3,509,408 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds ten percent of the shares outstanding on December 1, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

                                     PART I

ITEM 1.  BUSINESS

   Laser Power designs, manufactures and markets high performance lasers and optics for industrial, medical and military applications. The Company's laser optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. The Company's infrared optics products are sold primarily to the U.S. government and its prime contractors for use in night vision and thermal imaging and guidance systems. The Company's proprietary microlasers are designed for use in certain medical, entertainment, projection display and other applications.

   The Company's laser optics customers use high power CO2 lasers in a variety of industrial processing applications, such as sheet metal cutting, automobile body welding, surface hardening for engine components and scribing and drilling delicate ceramic circuits. The Company also sells high performance laser optics to medical equipment OEMs for lower power CO2 lasers used in certain therapeutic and cosmetic procedures, including surgery and skin wrinkle removal. In addition, the Company has developed very low absorption thin film coatings for laser optics for various government programs.

   The Company's infrared optics products are primarily windows, window assemblies and domes. Windows and window assemblies are utilized in thermal imaging systems which provide night vision, target acquisition and designation and low altitude navigation capabilities. These systems are installed in various platforms including ground vehicles, helicopters and fixed-wing aircraft. Domes are utilized as a protective cover and infrared filter for various infrared guided missiles. Missile sizes range from smaller, man-portable designs to larger designs mounted on ground vehicles, helicopters and fixed-wing aircraft.

   The Company's core competencies in the manufacture of laser optics and infrared optics lie in its surface finishing processes and thin film coatings, and in the growth of a key material used in most of its infrared windows. The Company believes that its expertise in these areas provides it with a significant competitive advantage.

   The Company also conducts contract research in the development and applications of advanced solid state lasers. Sponsors of contract research include various agencies and departments of the U.S. government, as well as commercial entities.

   The Company has leveraged its expertise in thin film coatings, surface finishing and solid state lasers to develop proprietary microlasers that are excited or "pumped" by diode lasers. These microlasers have significant size advantages and are generally 100 times more energy efficient than conventional gas and solid state lasers. Further, they have longer estimated lifetimes than conventional lamp pumped solid state and gas lasers. Mircrolasers are currently being sold to OEMs and end users as replacements for gas lasers in certain medical equipment and laser light show applications. In addition, the Company has sold small quantities of microlasers for use as research devices and for evaluation and demonstration purposes for cable TV, sensor and projection display applications. The Company believes that microlasers can replace other lasers in additional medical equipment and in other applications.

INDUSTRY AND MARKET OVERVIEW

   LASER TECHNOLOGY

   The use of lasers in industrial and medical applications continues to grow and to expand into new areas. High power CO2 lasers are widely used in industrial applications, such as welding automobile bodies, scribing delicate ceramic circuits and sheet metal cutting. CO2 lasers offer greater quality, speed, flexibility and automation than conventional cutting and welding technologies. Lower power CO2 lasers and argon-ion and solid-state lasers are used in various medical procedures, including surgical, dermatology and ophthalmology applications. Surgical laser procedures reduce blood loss and post-operative pain compared to other procedures.

   The precision optics which collect, form, reflect and transmit the laser beam are crucial to a laser's function. In gas lasers, the lasing medium is encased in a tube with optics at either end. These internal optics may direct the beam from one tube to another, may turn the beam back on itself to further energize the lasing medium or may allow part of the beam to exit the tube while turning the rest of the beam back on itself. Conventional solid state lasers are similar except that the tube is replaced by a laser crystal rod. In addition to the internal optics, a number of external optics may be used to deliver the beam for its intended application. These external optics may include mirrors, beam splitters, focusing lenses and other special function optics. The number of optics used in a laser system can be as many as 15 in a high power CO2 laser system. Since optics wear and become contaminated during operation, they must be replaced routinely. Sales of optics as replacement parts represent the majority of the laser optics market.

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

   The Company believes that because of their small size and high efficiency, microlasers may replace gas, semiconductor and other solid state lasers in many applications as well as enable new applications. For example, the Company's microlasers are being used or evaluated as replacements for gas and solid state lasers in dermatology and ophthalmology applications and for laser light shows. Microlasers may also be used as replacements for semiconductor lasers and laser/amplifier combinations in broadband communications applications such as cable television ("CATV") and dense wavelength division multiplexing ("DWDM"). In addition, microlasers can be used in fiber optic sensor systems. Finally, the Company believes that microlasers may enable the development of commercial solid state laser projection systems for use in flight simulators, large meeting venues, video walls and, ultimately, electronic cinema.

   INFRARED SENSOR TECHNOLOGY

   Utilization of infrared sensors continues to grow in a variety of military and aerospace applications. Fielded systems range from small, personal use devices such as range finders and night vision goggles to sophisticated airborne and space-based imaging and targeting systems. Although the number of platforms which employ these sophisticated systems continues to decrease, increased focus on improved performance through major system upgrades to existing platforms is expected to sustain this market. As sensor and signal processing technologies evolve, infrared based technology is expected to gain wider acceptance for commercial applications.

   Infrared optics are critical to the performance of infrared sensor systems. The typical infrared sensor system utilizes an optic which acts as a window to the environment external to the sensor package, such as a flat window or a dome, and one or more internal optics. External thin film coatings and surfaces of windows and domes degrade through exposure to the outside environment, and where practical, these optics are periodically refurbished or replaced. Refurbishment and replacement of damaged windows represents an important component of the Company's infrared optics business.


PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

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

   CO2 Laser Optics. Reliable operation of high power CO2 lasers requires high quality, low absorption optics. The Company supplies substantially all types of optics used in CO2 lasers and laser systems. Such optics fall broadly into two categories: transmissive and reflective optics.

   Zinc selenide is the substrate material of choice for high power CO2 laser transmissive optics such as lenses, output couplers and beam splitters because of its low absorption of laser energy. Generally, zinc selenide optics with low absorption thin film coatings are able to handle up to three kilowatts of power. As laser power increases to the multi-kilowatt range, reflective optics replace transmissive optics in certain applications.

   Reflective optics (such as folding mirrors, phase shifting mirrors, beam bending mirrors and focusing mirrors) utilize a highly reflective substrate, such as copper or silicon. Silicon optics are fabricated by conventional polishing processes, while copper optics are usually fabricated by single-point diamond turning, a process which involves cutting by gem quality diamonds to create a mirror finish. The Company is a leader in the use of single-point diamond turning methods to produce both standard optics and those with complicated surfaces such as aspheres, parabolas and hyperbolas, which are used with higher power CO2 lasers. The Company's fabrication and thin film coating technologies have earned Laser Power a reputation as a leading manufacturer of laser optics.

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

   Other Laser Optics. In addition to CO2 laser optics, the Company provides optics for a variety of industrial and military lasers operating at different wavelengths.

   Military Products. The Company has developed thin film coatings for optics utilized in ongoing U.S. government programs to develop laser weapons for missile defense. The Company has developed very low absorption thin film coatings for uncooled optics, which are critical to a space-based laser for defense against long range ballistic missiles. The Company has also developed thin film coatings for use in ground-based and airborne laser defense systems for use against shorter range missiles.

   The technology used to produce coatings for optics for these lasers is derived from technology used by the Company for CO2 laser optics. The Company believes that participation in these military programs fosters continued improvement in its optics technology for commercial applications.

   INFRARED OPTICS PRODUCTS

   The Company produces optics for use in infrared systems for night vision imaging and navigation applications, principally for use by the U.S. government. These products include monolithic and segmented windows and window assemblies, focusing optics and missile domes. In addition, the Company provides thin film design and coating services to customers for military and commercial infrared applications. Performance of infrared optics is highly dependent on the durability and optical performance of the thin film coatings applied to the polished surfaces of the optics. The Company believes that the high quality of its thin film coatings, along with its in-house capability for growth of germanium substrates and expertise in high speed fabrication and polishing provide it with significant competitive advantages.

   Germanium Windows. The substrate material utilized in optics for a significant number of infrared systems is germanium. Depending upon the operating environment, germanium windows may be heated through a metallic grid applied to the surface of the optic. Windows manufactured by the Company are utilized in a variety of platforms including the M1 tank and Bradley fighting vehicle, the AA-64 Apache helicopter, and B-52 and tactical fixed-wing aircraft. Applications include electronic viewing, night vision, target acquisition and designation, and low altitude navigation and targeting. The Company supplies optics during production phases of sensor programs, and provides post-production repair, refurbishment and replacement services. The Company believes it is the principal supplier of heated germanium windows for infrared systems utilized by the U.S. government.

   Other Windows. The Company also supplies windows fabricated from materials other than germanium, such as silicon and zinc sulfide. These products are manufactured utilizing the same fabrication and thin film coating processes as are germanium windows. Typically, these products are sold in substantially lower volumes than germanium windows.

   Missile Domes. The Company manufactures domes for the U.S. Army's Javelin missile (a shoulder launched infrared guided anti-tank missile), and is currently in the development or pre-production phase of other U.S. government missile programs. Missile domes are mounted on the tip of infrared guided missiles as a protective cover for the underlying sensor system. These optics are designed to optimize the performance of the sensor system while accommodating the size and weight limitations of the missile. The resultant dome shape is difficult to fabricate in a cost-effective manner utilizing conventional fabrication techniques. The Company has developed and automated high speed fabrication and polishing processes which it believes will enable it to become a leading supplier of missile domes.

   MICROLASER PRODUCTS

   The Company has developed proprietary microlasers, which are miniature DPSSLs. The miniaturization is accomplished by reducing the size of the solid state material to millimeter or sub-millimeter dimensions and replacing end mirrors with complex thin film coatings applied to the polished ends of the laser crystals. Microlasers have significant size advantages over gas and other lasers. In addition, microlasers are generally 100 times more energy efficient than gas lasers because they consume less electricity in creating their optical output and require less cooling. Microlasers also have longer estimated lifetimes than gas lasers.

   Green Microlasers. The Company's green microlaser has size and energy efficiency advantages over gas lasers used in certain applications. The Company currently sells green microlasers for medical (dermatology), entertainment and projection display applications. Green microlasers are the Company's highest unit sales volume microlaser product.

   Blue Microlasers. The Company believes that its blue microlaser is the only high power all solid state compact blue laser in existence. The blue microlaser is being developed primarily for microlaser based projection display applications, for which limited quantities have been sold.

   Microlaser Based Displays. The Company has developed prototype projectors using its green and blue microlasers with commercially available red diode lasers to produce high quality images. The Company believes that microlaser based projectors may produce higher resolution and more colors than commercially available liquid crystal projectors. Further, microlaser light sources have longer estimated lifetimes compared to conventional light sources. The Company expects that microlaser based projectors may provide advantages in a number of applications, including entertainment displays, flight simulators, process and system control room displays, portable large venue projectors, videowalls and electronic cinema.

   The Company has been awarded several government contracts to develop advanced multi-beam, direct write microlaser projector technology, for which the Company retains commercial rights. Such direct write technology will impress video information directly on the microlaser beams. The beam will write the image directly onto a screen similar to the way an electron beam writes a television image, except that multiple lines will be written simultaneously, which may enable super high resolution up to 5,000 by 4,000 pixels. The Company has been issued a U.S. patent covering such technology and has filed applications seeking additional patent protection. Since the beam from red diode lasers is not suitable for use in direct write projection systems, the Company would need to develop a red microlaser as a replacement. The Company has discontinued development of a red microlaser. There can be no assurance that the Company will resume development of a red microlaser, or if it is unable to develop such a microlaser, that it will be able to acquire the rights to a suitable red laser technology at a commercially reasonable cost, if at all.

   1550 nm Microlaser. Distributed feedback ("DFB") diode lasers emitting at 1550 nm wavelength are used in the telecommunications industry to transmit signals through fiber optic cables. Such lasers are gaining widespread acceptance in upgrades and new installations of CATV and other telecommunications systems worldwide. The Company has developed and sold evaluation units of a 1550 nm microlaser which has better operating performance and is capable of generating higher power than DFB lasers. If this technology is adopted by transmitter manufacturers, CATV fiber optic systems employing 1550 nm microlasers would not require amplification to the same extent as DFB lasers and would deliver a higher quality, lower noise signal to the receiver. The Company believes that its 1550 nm microlaser will provide a price/performance advantage over DFB laser technology.

   Dense wavelength division multiplexing allows multiple laser beams with different wavelengths to be launched into a single optical fiber. DWDM has been rapidly embraced by long-haul carriers for digital transmission because of significant cost and time savings over laying additional fiber optic cable. In addition, the Regional Bell Operating Companies ("RBOCs") and CATV operators are beginning to use DWDM increasingly as the technology advances, cost of equipment decreases and digital transmission becomes more popular for local traffic. The Company believes that its 1550 nm microlaser could be developed for use in DWDM applications and is seeking a strategic partner to develop this potential.

STRATEGY

   The Company's strategy is to expand its current precision optics business and to leverage its core expertise in high performance laser optics, low absorption thin film coatings and solid state lasers to become a world leader in the manufacture, marketing and sale of microlasers and microlaser based products. Key aspects of the Company's strategy include:

   Continue To Grow High Performance CO2 Laser Optics Business

   The Company's core competencies in the design and manufacture of high performance laser optics, including its polishing and diamond turning processes and thin film coatings, have made Laser Power one of the leading suppliers of such components, especially for high power CO2 lasers. The Company's strategy is to continually improve quality and customer service while lowering production costs. The Company believes it is well positioned to meet more stringent requirements for optics used in higher power CO2 lasers because of its proprietary and state-of-the-art technologies.

   Expand Markets For High Performance Optics Products

   The Company believes that its technologies have applications in markets not currently served by the Company. The Company plans to use its technology base developed for CO2 laser optics and microlaser crystal polishing and thin film coating to produce certain optics for neodymium-YAG lasers and visible lasers. The Company also plans to enter other non-CO2 infrared markets using CO2 coatings.

   Increase Margins On Optics Products

   The Company has a multifaceted strategy to reduce costs and increase margins on its optics products. To reduce costs, the Company is consolidating its laser and infrared optics operations and is increasing the use of automation which will reduce labor costs and improve yields on certain manufacturing processes. To increase margins, the Company plans to intensify its sales efforts on higher margin products and to serve high performance, high margin niches in such markets as the emerging high power neodymium-YAG laser market.

   Market Microlasers For Existing Medical and Other Applications

   The Company currently is shipping green microlasers for use in medical, entertainment and projection display applications. The Company intends to exploit the superior size and energy efficiency characteristics of its microlasers to replace existing gas and solid state lasers utilized in applications and markets that are not currently addressed by the Company's microlaser products.

   Market 1550 nm Microlasers for CATV and Sensor Applications

   The Company has developed a high power, low noise 1550 nm microlaser that it believes will provide substantial performance and cost advantages over 1550 nm DFB lasers used in certain existing CATV transmission systems. In addition, the 1550 nm microlaser is expected to provide substantial performance improvement over existing technologies in certain sensor applications, such as underwater oil exploration. The Company shipped evaluation units of its first 1550 nm laser product in the second quarter of fiscal 1998 and continues to develop production units pending acceptance of the 1550 nm microlaser technology by its targeted customer base.

   Develop And Market Microlasers For High End Projection Display Applications

   The Company has developed blue and green microlasers which, when packaged with red diode lasers, can be arrayed together as the light source for a high end display projector. The Company believes that microlaser based projectors will have significant performance and size advantages over existing high end lamp based and CRT based projectors.

   Supplement Product Development Activities Through Contract Funding

   The Company will opportunistically secure research contracts that will enhance and advance its products under development. The Company has spent approximately $15 million on microlaser development and related display technology programs, substantially all of which was paid for through joint ventures with strategic partners. See "Research and Development."

   Expand Capabilities Through Strategic Alliances And Acquisitions

   Through alliances with other companies, Laser Power has enhanced its high performance laser optics technologies, broadened its research activities and developed its microlaser technology. The Company believes that similar relationships with leading companies in the medical equipment, CATV, sensor, high end projection display and telecommunications industries will facilitate its entry into those markets. In addition, the Company will continue to identify and, if possible, acquire technologies or other companies that complement its current technologies.

SALES AND MARKETING

   As of December 1, 1998, Laser Power employed 19 persons in sales and marketing at sales offices in the United States and Belgium. The Company promotes its products to OEM and end user customers through a multi-faceted program which includes trade journal advertising, catalog distribution, direct mail promotion, field sales presentations, technical seminars, trade show exhibits and direct telemarketing. The Company sells its products through its direct sales force in the United States and Belgium and through its distributors in the rest of the world.

RESEARCH AND DEVELOPMENT

   The Company believes that its future success depends in large part on its ability to complete products under development, to continue to enhance its existing products and manufacturing processes and to develop new products. As of December 1, 1998, the Company had 45 employees performing research and development in the United States and Belgium. The Company spent $5.8 million, $6.2 million and $6.1 million during fiscal years 1996, 1997 and 1998, respectively, on research and development. The sources of such funds included contracts with customers and strategic partners as well as internal Company funds.

   The Company continues to develop its 1550 nm microlaser for sensor and broadband communications applications and its blue microlaser for projection display applications. Also, the Company continues laser projection display development under several U.S. government and commercial research contracts. The Company intends to strengthen its competitive position for all microlaser applications by developing higher power microlasers and lower cost component and sub-assembly designs. In addition, the Company is developing proprietary automated manufacturing processes for optics fabrication and polishing to lower costs and provide a more flexible manufacturing environment.

   The successful completion of development activities and the transition to manufacture and sale of any resultant products is dependent on a number of factors, including determination of demand and appropriate product design, length of development period, development of appropriate manufacturing processes, product performance and sales and marketing. There can be no assurance that the 1550 nm microlaser, blue microlaser or any of the other products or improvements under development will be successfully developed, or that new products developed by the Company will be commercially available or achieve market acceptance. See "Products Under Development" and "Certain Risk Factors Related to the Company's Business - Development Risks Relating to Microlaser Technologies."

MANUFACTURING

   The Company manufactures high performance optics, microlasers and related components. Some materials and components are available only from single suppliers.

   The Company manufactures optics at its San Diego, California, Temecula, California and Mexico facilities. Thorium fluoride, zinc selenide, zinc sulfide and germanium are important to the manufacture of optics. The Company purchases all of its thorium fluoride for use in its low absorption thin film coating processes from Cerac Incorporated ("Cerac"), which the Company believes is the sole source for high quality thorium fluoride. Any interruption or cessation of supply by Cerac would have a material adverse effect on the Company's business, financial condition and results of operations.

   In the case of zinc selenide and zinc sulfide, critical raw materials in a significant percentage of the Company's optics products, the Company currently relies principally on one supplier, the Advanced Materials Division of Morton International, Inc. ("Morton"). To date, the Company has not experienced any material difficulties in the quantity or the quality of the zinc selenide and zinc sulfide delivered. If any such problem arises in the future, the Company would have to seek an alternate supplier. However, there can be no assurance that the Company would be able to secure sufficient inventory of zinc selenide and zinc sulfide to produce sufficient product to meet its customers' needs. A transition to alternate arrangements would involve additional costs and delays in production.

   Germanium is mined as a byproduct of zinc mining. Germanium and refined germanium are available through a limited number of suppliers worldwide. Because of its status as a byproduct, availability of germanium is linked to the effects of supply and demand for zinc. Germanium also has other uses such as in solar panels used in space vehicles and satellites and in certain radar systems. Changes in demand for and supply of germanium have resulted in significant fluctuations in price in the past. While the Company attempts to structure its contracts to protect it from the effects of price increases, there can be no assurance that future price increases will not materially affect the profitability of the Company's products which utilize germanium.

   The manufacture of optics is capital intensive. Future manufacturing capacity requirements may require substantial investment in equipment and facilities. See "Certain Risk Factors Related to the Company's Business -- Fluctuation in Quarterly Performance."

   The Company's microlasers are assembled from component parts at the Company's San Diego facility. The Company purchases component parts for its microlasers, including laser crystals, nonlinear crystals, and semiconductor diode lasers, from various sources around the world. The Company believes its suppliers can supply the components in the quantities, with the quality and at the prices required by the Company for volume production of the Company's microlaser products and products under development. However, none of the Company's suppliers of microlaser component parts has experience in supplying these components with the Company's specifications at the increased volumes that the Company needs to achieve its growth goals. In addition, certain future applications require substantially lower cost components. The Company does not have long term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. See "Certain Risk Factors Related to the Company's Business -- Limited Microlaser Manufacturing Experience; Scale-up Risk."

   Moreover, the Company has no experience in producing microlasers other than in low level production quantities. The Company continues to increase its manufacturing capability to polish and coat volume quantities of microlaser and nonlinear crystals and to perform the required complex assembly steps. Future increases in its manufacturing capabilities could require significant scale-up expenditures and additions to the Company's facilities. See "Certain Risk Factors Related to the Company's Business -- Limited Microlaser Manufacturing Experience; Scale-Up Risk."

PATENTS AND PROPRIETARY RIGHTS

   As of December 1, 1998, Laser Power's patent portfolio included four patents issued by the U.S. Patent and Trademark Office ("USPTO") and one patent granted by the European Patent Office (the "EPO"), subsequently filed in five European countries. The Company has received Notices of Allowability on four of its patent applications pending with the USPTO and has eight other patent applications pending. Two patent applications have been filed in several foreign jurisdictions and the Company has been granted licenses to two patent applications owned by Proxima and filed with the USPTO. Many of the Company's pending patent applications relate to microlaser technology. The two pending U.S. patent applications licensed from Proxima cover certain aspects of microlaser display technology.

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

   The patent positions of optic, laser component and laser manufacturing companies, including the Company, are generally uncertain and involve complex legal and factual questions. As a result, these industries have a history of patent litigation and will likely continue to have patent litigation concerning their technologies. A number of optic, laser component and laser manufacturing companies maintain and continue to develop patent positions that could prevent Laser Power from using technology covered by these patents. The commercial success of the Company depends in part on not infringing patents. Any action against the Company or its collaborative partners claiming damages or seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its collaborative partners to obtain a license to continue to develop, manufacture or market the affected products and processes. There can be no assurances that the Company or its collaborative partners would prevail in any such action or that any license (including licenses proposed by third parties) required would be made available on commercially acceptable terms, if at all. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources, which could have material adverse effect on the Company's business, financial condition and results of operations.

   The Company has acquired from ATx Telecom Systems, Inc. ("ATx Telecom") a license to a Stanford University ("Stanford") owned patent covering certain technology used in the Company's blue microlaser. During fiscal year 1996, The Company received a letter from a competitor claiming that the Company's license was transferred improperly by Stanford and ATx Telecom. While the Company believes that such license was properly transferred, there can be no assurance that the Company's license would not be challenged. In such an event, there can be no assurance that the Company would be able to obtain a replacement license on favorable terms, if at all. Failure to obtain such a license could result in a material adverse effect to the Company's business, financial condition and results of operations.

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

COMPETITION

   The industries in which the Company sells its products are highly competitive. Laser Power's competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service, the quality of its manufacturing processes, the compatibility of its products with existing laser and infrared systems and Laser Power's ability to participate in the growth of emerging technologies, such as microlasers and their application to industries already served by gas and solid state lasers. In the laser optics market, Laser Power primarily competes with II-VI, Inc. ("II-VI"), Coherent, Inc. ("Coherent") and Sumitomo Electric Industries, Ltd. II-VI produces its own supply of zinc selenide. The Company uses zinc selenide as the substrate for 40% to 50% of the CO2 laser optics sold by the Company and purchases this raw material from Morton. In the infrared optics market, the Company primarily competes with in-house optical fabrication and thin film coating capabilities of major prime contractors, such as Raytheon Corporation.

   With regard to the Company's microlaser based products and products under development, the Company faces competition from gas, solid state and DFB laser manufacturers who already service the various markets the microlasers are intended to address as well as from lamp manufacturers who are developing lamps with extended lives for projection display. Competitive factors in the market for microlaser applications include price, product performance and reliability, strong customer support and service, customer relationships and the breadth of product line. In these markets, the Company faces competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than the Company and long standing customer relationships. Specifically, the Company believes that its main competitors for its products and products under development will be Spectra-Physics Lasers, Inc., Coherent, Uniphase Corporation, Lightwave Electronics Corporation, LiCONiX, Light Solutions Corporation, Omnichrome Corporation and Edinburgh Instruments Ltd. With respect to 1550 nm microlasers and microlaser transmitters for supply to OEMs, the Company believes its competitors will include Harmonic Lightwaves, Inc., Ortel Corporation, Synchronous Group, Inc., Uniphase Corporation, SDL, Inc., ATx Telecom, Scientific-Atlanta, Inc., Fujitsu Compound Semiconductor, Inc., Lucent Technologies Inc. and NORTEL, Ltd.

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

   The Company uses a low level radioactive material called thorium fluoride to manufacture low absorption thin film coatings. The use, storage and disposal of this material is governed by the State of California which last inspected and licensed the Company's facilities and procedures in February 1996. All thorium fluoride bearing by-products are collected and disposed of at an appropriately licensed facility.

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

BACKLOG

   With the exception of contracts with the U.S. government and its prime contractors, most customer orders for optics are from stock or for deliveries within one to two months. Backlog of optics was $13.8 million at September 30, 1998, consisting primarily of backlog for infrared optics. Backlog of research contracts fluctuates based on the timing of contract awards and was $1.8 million at September 30, 1998. Backlog of microlaser orders reflects the early stage of this product line and was $1.8 million at September 30, 1998.

EMPLOYEES

   As of December 1, 1998, the Company had 238 full time and 5 part time employees in the United States and 32 full time employees in its foreign subsidiaries. Of the Company's United States employees, 16 were engaged in marketing, sales and related customer-support services, 43 in research and development and 184 in operations, administration and finance. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

          NAME             AGE                     POSITION
          ----             ---                     --------
Dick Sharman............    64   Chief Executive Officer and Director

Paul P. Wickman, Jr.....    49   Senior Vice  President  and Chief  Financial Officer

Thomas J. Brawley.......    57   President, Precision Optics Group

Dean T. Hodges, Ph.D....    54   President, Microlasers Division

Douglas H. Tanimoto, Ph.D   58   President, Research Division and Director

   Dick Sharman has served as Chief Executive Officer of the Company since December 1998 and as a director of the Company since February 1998. Mr. Sharman has served as Chairman of the Board, President and Chief Executive Officer of EMI from 1993 until February 1998 and as Chairman of the Board of its wholly owned subsidiary, Exotic Materials, Inc., from 1988 until February 1998. From 1988 until June 1996, and again from June 1997 until November 1997, Mr. Sharman served as President and Chief

Executive Officer of Exotic. Mr. Sharman received an A.A. in Electronics from Orange Coast College.

   Paul P. Wickman, Jr. has served as Senior Vice President and Chief Financial Officer of the Company since September 1992. From 1982 to 1992, he served as Group Vice President, Finance, and Controller of The Titan Corporation, a diversified high technology company. Mr. Wickman received a B.S. in Accounting from San Diego State University and is a Certified Public Accountant.

   Thomas J. Brawley has served as President of the Precision Optics Group since June 1998 and as President and Chief Executive Officer of Exotic since November 1997. From July 1990 to September 1997, Mr. Brawley was employed by Optical Coating Laboratories, Inc., serving in various operations and sales and marketing management positions for its Commercial Products Division and its Asian Business Ventures. Mr. Brawley received a B.A. from San Diego State University and an M.B.A. from San Jose State University.

   Dean T. Hodges, Ph.D. has served as President of the Microlasers Division since March 1996. Dr. Hodges served as President of the Optics Division from March 1994 to March 1996. From 1984 to March 1994, Dr. Hodges served as Senior Vice President of Newport Corporation, a manufacturer of instruments for the laser and optics industries. Dr. Hodges received a B.S. in mathematics and physics from Humboldt State College and a Ph.D. in Applied Physics from Cornell University.

   Douglas H. Tanimoto, Ph.D. has served as President of the Research Division since 1988 and has served as a director of the Company since 1984. Dr. Tanimoto served as President of the Optics Division from 1986 to 1988. Dr. Tanimoto received a B.A. from the University of California, Berkeley and an M.S. and Ph.D in Physics from the University of Oregon.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

   In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

   The Company has incurred operating losses in the past and, at September 30, 1998, had an accumulated deficit of $8.2 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

DEVELOPMENT RISKS RELATING TO MICROLASER TECHNOLOGIES

   The Company has devoted substantial resources to developing its microlasers and future microlaser based products. To date, sales of the Company's microlasers have been limited to low level production quantities and evaluation units. Other microlasers and microlaser based products are still in the early stages of development. There can be no assurance that the Company's microlasers will be successfully designed into customers' products or that the Company's microlasers will achieve widespread market acceptance. There also can be no assurance that the Company will successfully develop additional microlasers or microlaser based products or that any of the Company's products under development will achieve commercial sales volumes. The Company believes that it will be necessary to continue to reduce the cost of manufacturing and to broaden the variety of wavelengths provided by its microlasers to achieve commercial acceptance. If the Company is unable to successfully gain market acceptance of its microlasers and microlaser based products, its business, operating results and financial condition will be materially and adversely affected.

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

LIMITED MICROLASER MANUFACTURING EXPERIENCE; SCALE-UP RISK

   The Company has no experience in producing microlasers other than in low level production quantities. The Company's microlasers are assembled from component parts at the Company's San Diego facility. The Company purchases component parts for its microlasers, including laser crystals, nonlinear crystals and diode lasers, from various sources around the world. However, none of the Company's suppliers of microlaser component parts has experience in supplying components with the Company's specifications at increased volumes. The Company does not have long term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. There can be no assurance that these suppliers will be able to provide components to the Company in the quantities, with the quality or at the prices necessary for production quantities of the Company's products and products under development. Future increases in the Company's manufacturing capacity to polish and coat crystals and to perform the required complex assembly steps could require significant scale-up expenditures and additions to the Company's facilities. In the event the Company is unable to locate sufficient sources of microlaser component parts, or is unable to expand its manufacturing capacity to produce microlasers and microlaser based products, the Company will not be able to manufacture its products on commercially reasonable terms, if at all, which would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MICROLASER SALES, MARKETING AND DISTRIBUTION EXPERIENCE

   The Company has only limited experience marketing and selling its microlasers, and does not have experience marketing and selling such products in large quantities. The Company sells its microlasers and microlaser based products through a direct sales force in North America and a direct sales force and distributors in Europe. In Asia, the Company intends to sell its microlasers and microlaser based products primarily through agreements with distributors or representatives, although the Company has not entered into any such agreements or arrangements to date. To the extent that the Company enters into distribution or representation arrangements for the sale of its microlasers and microlaser based products, the Company will be dependent upon the efforts of third parties. There can be no assurance that the Company will be able to build a direct sales force or marketing organization for microlasers or microlaser based products, that establishing such a direct sales force or marketing organization will be cost effective, or that the Company's sales and marketing efforts will be successful. There can be no assurance that the Company will be able to enter into agreements with distributors or representation arrangements on a timely basis, if at all, or that such distributors or representatives will devote adequate resources to selling the Company's microlasers and microlaser based products. Failure to build an effective sales and marketing organization or to establish effective distribution or representation arrangements for the Company's microlaser products would have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL REQUIREMENTS

   Although the Company believes that its existing cash balances and available lines of credit will be sufficient to meet its capital requirements for at least the next 12 months, the Company may seek additional equity or debt financing to compete effectively in the markets it serves. The timing and amount of the Company's capital requirements cannot be precisely determined at this time and will depend on a number of factors, including the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to the then existing stockholders will result.

FLUCTUATION IN QUARTERLY PERFORMANCE

   The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures, especially in connection with its microlasers and microlaser based products. If significant variations were to occur between forecasts and actual orders with respect to its optics businesses or microlasers and microlaser based products, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. Such variations have occurred in the past and could occur again in the future as a result of increases in development expenditures for proposed new products, product introductions by competitors, changes in customer ordering patterns and other factors. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

   International sales accounted for approximately 34% and 41% of the Company's total revenues in the fiscal years ended August 31, 1996 and 1997, respectively, and 39% of the Company's total revenues in the fiscal year ended September 30, 1998, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

ENVIRONMENTAL, HEALTH AND SAFETY CONCERNS

   The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials used by the Company in connection with the manufacture of optics. Both the governmental regulations and the costs associated with complying with such regulations are subject to change in the future. There can be no assurance that any such change will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company makes investments in protective equipment, and continually reviews and monitors process controls, manufacturing procedures and training to minimize the risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous materials. The failure to properly handle such materials could lead to harmful exposure to employees or to the improper discharge of hazardous materials. Since the Company does not carry environmental impairment insurance, such a failure could result in a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

   Until recently, there has been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the optics and laser industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

   The Company leases a facility of approximately 44,000 square feet in San Diego, California which is used for its headquarters and laser optics, microlaser, and contract research operations. This facility is leased through December 31, 2001 and may be purchased pursuant to an option which may be exercised at the expiration of the lease with a purchase price equal to the prevailing market value of the property. The Company also leases a facility in Temecula, California of approximately 60,000 square feet under a lease agreement which provides for an initial term expiring in June 2007. In addition to the initial lease term, the lease provides for two additional five-year terms which are exercisable at the Company's option. The Company has an option to purchase the Temecula facility at its fair market value at the time the option is exercised. The Company also leases facilities in Plymouth, Michigan, Tijuana, Mexico and Gent, Belgium, consisting of approximately 1,000, 4,600 and 3,900 square feet, respectively. The leases on the Michigan and Mexico facilities are month to month, and the lease on the Belgium facility expires in December 1999. The Company believes that its leased properties are adequately covered by insurance. The Company believes that its facilities are adequate for its current and projected needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

   (a) The Company's Common Stock was first traded on June 19, 1997 on the Nasdaq National Market under the symbol LPWR. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market:

FISCAL YEAR ENDED AUGUST 31, 1997        HIGH     LOW
                                         ----     ---
Fourth Quarter.......................   7 3/8     5 1/2

FISCAL YEAR ENDED SEPTEMBER 30, 1998

First Quarter........................   9 3/4     5 3/8
Second Quarter.......................   8 7/8     4 5/16
Third Quarter........................   5 5/32    3 1/8
Fourth Quarter.......................   4 1/2     1 1/8

   The Company had approximately 130 stockholders of record of its Common Stock as of September 30, 1998. This number does not reflect the number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 800 holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company's credit agreements restrict the payment of cash dividends.

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

   Expenses incurred by the Company through September 30, 1998 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,365,566. Total offering expenses of $2,330,919 resulted in net offering proceeds to the Company of $8,105,331. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

   Of the net offering proceeds to the Company of $8,105,331, through September 30, 1998 approximately $700,000 had been used for repayment of certain term loans and amounts outstanding under its line of credit with Wells Fargo Bank N.A., approximately $200,000 had been used for the mandatory repayment of certain term loans owed to Proxima, approximately $1,000,000 had been used for general corporate purposes, approximately $1,100,000 had been used for acquisition related costs, approximately $3,400,000 had been used for the purchase of certain machinery and equipment, approximately $500,000 had been used for facilities expansion and improvements and approximately $1,200,000 had been used for enhancement of internal research and development capabilities. No payments were made to directors, officers or affiliates of the company or 10% owners of any class of equity securities of the Company, other than compensation payments to officers of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                       ONE MONTH
                                                     YEAR ENDED AUGUST 31,                ENDED       YEAR ENDED
                                        ---------------------------------------------- SEPTEMBER 30, SEPTEMBER 30,
                                          1994         1995         1996        1997        1997         1998
                                        --------     --------     --------    -------- ------------- -------------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues:
Product sales ......................    $ 16,822     $ 19,140     $ 25,789    $ 29,396    $  2,531     $ 31,069
Contract research and development ..       1,727        2,714        3,713       6,156         449        3,494
                                        --------     --------     --------    --------    --------     --------
    Total revenues .................      18,549       21,854       29,502      35,552       2,980       34,563
Cost of revenues:
Product sales ......................      11,526       13,444       17,476      20,078       1,559       23,366
Contract research and development ..       1,308        2,059        2,942       4,849         382        3,328
                                        --------     --------     --------    --------    --------     --------
    Total cost of revenues .........      12,834       15,503       20,418      24,927       1,941       26,694
Gross profit:
Product sales ......................       5,296        5,696        8,313       9,318         972        7,703
Contract research and development ..         419          655          771       1,307          67          165
                                        --------     --------     --------    --------    --------     --------
    Total gross profit .............       5,715        6,351        9,084      10,625       1,039        7,869
Income (loss) from operations ......        (309)      (1,375)         531       2,876          66       (6,477)
Net income (loss) before
  extraordinary items ..............    $   (701)    $ (1,837)    $     55    $  2,275         (74)    $ (7,032)
Net income (loss) ..................        (701)      (1,837)         174       2,275         (74)      (7,032)

Diluted earnings (loss) per share(1)    $   (.18)    $   (.38)    $    .03    $    .32    $   (.01)    $   (.85)
Average common shares
  outstanding - Diluted (1) ........       3,926        4,791        6,573       7,196       8,099        8,266


                                                           AUGUST 31,
                                        ----------------------------------------------   SEPTEMBER 30,
                                          1994         1995         1996        1997         1998
                                        --------     --------     --------    --------  -------------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents ...........   $  1,778     $    834     $  1,508    $  8,253    $  2,412
Working capital .....................      3,919        4,715        6,417      14,787       5,304
Total assets ........................     13,319       14,639       17,565      29,073      25,401
Long-term debt,
   net of current portion ...........      3,155        2,923        2,640       3,230         287
Subordinated convertible debentures..      1,660        1,660        1,660       1,660       1,660
Total stockholders' equity ..........      4,475        5,808        7,922      17,682      11,233

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of net income (loss) per share and the number of shares used in the per share calculation.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 1997

   Revenues. For the fiscal year ended September 30, 1998, product sales were $31.1 million compared to $29.4 million for fiscal 1997, an increase of $1.7 million or 6%. Contract research and development revenues were $3.5 million for fiscal 1998 compared to $6.2 million for fiscal 1997, a decrease of $2.7 million or 44%. The increase in product sales was due primarily to increased shipments of infrared optics on long-term production contracts and to initial volume shipments of microlasers, partially offset by reduced shipments of laser optics attributed to the Asian economic crisis and to increased competition elsewhere. The decrease in contract research and development revenues was primarily due to reduced funding for microlaser based display development for commercial and government customers and for thin film coating development for military laser optics.

   The Company's ability to increase product sales for fiscal 1999 is dependent on successful consolidation of optics operations, increased manufacturing capacity for anticipated customer requirements for infrared optics, recovery of laser optics markets and response to competition in those markets, and successful marketing and production of microlasers. Contract research and development revenues are expected to increase due to work performed commencing in October 1998 on a subcontract to develop the capability for coating large optics.

   Gross Profit. Gross profit on product sales was $7.7 million in fiscal 1998 compared to $9.3 million in fiscal 1997, a decrease of $1.6 million or 17%. Gross profit on research and development revenues was $.2 million in fiscal 1998 compared to $1.3 million in fiscal 1997, a decrease of $1.1 million or 85%. Gross margin on product sales was 25% in fiscal 1998 compared to 32% in fiscal 1997. The decrease in gross margin was due to a product mix shift to lower margin laser and infrared optics, reduced fixed cost absorption on production of laser optics and reduced average selling prices for laser optics in certain markets, partially offset by a reduction in the negative impact on gross margin from ramp-up in microlaser manufacturing. Gross margin on contract research and development revenues was 5% in fiscal 1998 compared to 21% in fiscal 1997. The decrease in gross margin is due to lower absorption of fixed costs related to reduced contract activity and to contract overruns on certain microlaser based display development contracts.

   Internal Research and Development Expense. Internal research and development expense was $2.8 million in fiscal 1998 compared to $1.4 million in fiscal 1997, an increase of $1.4 million or 100%. The increase was due to development of microlaser manufacturing processes and the transition of funding for certain microlaser development efforts from contract sources to internal sources. As a percentage of sales, the Company does not expect internal research and development expense to increase significantly in the near term. In the long term, increases and decreases as a percentage of sales are less predictable and depend on a number of factors, including the Company's ability to obtain contract funding for development of key technologies.

   Selling, General and Administrative Expense. Selling, general and administrative expense was $7.8 million in fiscal 1998 compared to $6.4 million in fiscal 1997, an increase of $1.4 million or 22%. The increase was primarily due to the additional expense associated with being a publicly-held corporation and to increased marketing and sales expense for microlasers. The Company anticipates that these expenses will continue to increase to enable the sales and marketing activities and information systems infrastructure necessary to support the Company's long-term growth objectives. However, as a percentage of sales, these expenses are expected to remain constant or increase moderately.

   Interest Expense. Net interest expense was $306,000 in fiscal 1998 compared to $417,000 in fiscal 1997, a decrease of $111,000 or 27%. The decrease was due primarily to lower average borrowings during fiscal 1998. Interest expense is expected to increase in the near term due to higher average borrowings used to fund capital additions and to use of cash to fund manufacturing ramp-up of microlasers and consolidation of optics operations.

   Income Taxes. Income taxes were $249,000 in fiscal 1998 compared to $185,000 in fiscal 1997, an increase of $64,000 or 35%. The increase was due to increased taxable income of EMI for periods prior to the merger. The Company has substantial federal and state tax operating loss carryforwards available for future periods. The availability of these carryforwards may be limited by the application of rules relating to a change in control as a result of the merger with EMI and the completion of the IPO in August 1997.

FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

   Revenues. For the fiscal year ended August 31, 1997, product sales were $29.4 million compared to $25.8 million for fiscal 1996, an increase of $3.6 million or 14%. Contract research and development revenues were $6.2 million for fiscal 1997 compared to $3.7 million for fiscal 1996, an increase of $2.5 million or 66%. The increase in product sales was due primarily to increased demand for laser optics for new lasers and as replacement parts in installed lasers, and to increased shipments of infrared optics on long-term production contracts. Initial shipments of microlasers were not significant. The increase in contract research and development revenues was primarily due to work performed on a commercial microlaser display development contract.

   Gross Profit. Gross profit on product sales was $9.3 million in fiscal 1997 compared to $8.3 million in fiscal 1996, an increase of $1.0 million or 12%. Gross profit on research and development revenues was $1.3 million in fiscal 1997 compared to $.8 million in fiscal 1996, an increase of $.5 million or 63%. Gross margin on product sales was 32% in fiscal 1997 and fiscal 1996. Decreased gross margins on sales of laser optics due to manufacturing inefficiencies and reduced selling prices were offset by increased gross margins on sales of infrared optics due to increased manufacturing volumes. Gross margin on contract research and development revenues was 21% for both fiscal 1997 and fiscal 1996.

   Internal Research and Development Expense. Internal research and development expense was $1.4 million in fiscal 1997 compared to $2.9 million in fiscal 1996, a decrease of $1.5 million or 52%. The decrease was due to the transition of funding for certain microlaser development efforts from internal sources to contract sources.

   Selling, General and Administrative Expense. Selling, general and administrative expense was $6.4 million in fiscal 1997 compared to $5.7 million in fiscal 1996, an increase of $.7 million or 12%. Expense decreased as a percentage of revenues as absolute spending increased at a slower rate than the growth in revenues.

   Interest Expense. Net interest expense was $417,000 in fiscal 1997 compared to $453,000 in fiscal 1996, a decrease of $36,000 or 8%. The decrease was due primarily to income from investment of the net proceeds of the Company's initial public offering ("IPO"), partially offset by increased borrowings for capital investments.

   Income Taxes. Income taxes were $185,000 in fiscal 1997 compared to $22,000 in fiscal 1996, an increase of $163,000 or 741%. The increase was due to increased taxable income. The Company's effective tax rate in fiscal 1997 was reduced substantially by the utilization of federal and state tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   The Company completed its IPO in June 1997, raising approximately $8.1 million, net of offering costs. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, from issuance of subordinated debentures and capital equipment leasing and bank debt.

   During 1998, the Company was not in compliance with several of its bank covenants and a waiver was obtained for the year ended September 30, 1998.
The Company is currently in the process of renegotiating its credit agreements, including amending its covenant provisions and expects to be in compliance with the amended covenants for the year ending September 30, 1999. At December
23, 1998, because the Company's new credit agreements were not in place, the term debt was reclassified to current and upon completing the credit agreements the same term debt will be reclassified to long term.

   Cash used in operating activities was $3.7 million in fiscal 1998 compared to cash provided by operating activities of $2.2 million and $.1 million in fiscal 1997 and 1996, respectively. The primary reasons for the use of cash were operating losses incurred due to increased internal funding of research and development and manufacturing start-up of microlasers, reduced gross margins for laser optics, inventory investments for optics and microlasers, and expenses related to the merger with EMI and subsequent integration activities.

   Cash used in investing activities was $4.0 million in fiscal 1998 compared to $3.6 million and $1.2 million in fiscal 1997 and 1996, respectively. The increase is primarily due to additions to plant and equipment to increase capacity and automation for manufacture of optics products and to enable manufacturing of microlaser products. The Company expects capital equipment investment to be lower in the near term.

   Cash provided by financing activities was $1.9 million in fiscal 1998 compared to $8.6 million and $1.7 million for fiscal 1997 and 1996, respectively. For fiscal 1998, the primary sources of financing were bank borrowings and exercise of stock options. For fiscal 1997, the primary source of financing was the IPO. For fiscal 1996, the primary source of financing was the private sale of preferred stock. The Company had no amount outstanding under its bank line of credit at November 30, 1998.

   The Company believes that its current cash balance together with other sources of liquidity will satisfy its cash requirements for at least the next twelve months.

Y2000

   Many older computer software programs refer to years in terms of their last two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, these programs could cause date-related transaction failures. This problem is often referred to as the "Year 2000" issue.

   The Company recognizes the need to ensure that the Year 2000 issue will not impact its operations. The Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own products. The Company intends to ensure that its information systems are Year 2000 ready by consolidation of information storage and processing on systems that have already been determined to be Year 2000 ready. The Company has identified critical operations dependent on microprocessors that might be impacted by the Year 2000 issue and is working with vendors to implement the necessary corrective action. The Company also has developed plans to survey critical suppliers and customers to determine the status of their Year 2000 readiness programs. To date, the Company's expenditures on such corrective actions and surveys have not been material and the Company does not expect to incur material costs in the future related to addressing the Year 2000 issue. Although the Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own products, there can be no assurance that failure of the Company to complete consolidation of its information storage and processing on Year 2000 ready systems, to implement corrective action for microprocessor software which supports critical operations, or of its critical suppliers and customers to adequately address the Year 2000 issue in a timely fashion, will not result in a material adverse effect on the Company's business, financial condition or operating results. The Company has not yet developed a contingency plan in the event its business or operations are materially adversely affected by the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk disclosures pursuant to item 7A. are not material and are therefore not required.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to directors of the Company is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Directors." The information required by this section with respect to Executive Officers is set forth under Part I, Item 1, "Business--Executive Officers of the Registrant."

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Index to Consolidated Financial Statements:

   The consolidated financial statements required by this item are submitted in a separate section beginning on page 24 of this Annual Report on Form 10-K.

          Report of Ernst & Young LLP, Independent Auditors.....................................  25
          Report of McGladrey & Pullen LLP, Independent Auditors................................  26
              Consolidated  Balance  Sheets at September 30, 1998 and August 31, 1997...........  27
              Consolidated Statements of Operations for the years ended
                  September 30, 1998,  August 31, 1997,  August 31, 1996 and the
                  one month ended September 30, 1997............................................  28
              Consolidated  Statements of Stockholders' Equity for the years ended
                  September 30, 1998, August 31, 1997, August 31, 1996 and the
                  one month ended September 30, 1997............................................  29
              Consolidated Statements of Cash Flows for the years ended
                  September 30, 1998, August 31, 1997, August 31, 1996 and the
                  one month ended September 30, 1997............................................  30
              Notes to Consolidated Financial Statements........................................  31

   (2) All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

(c) Exhibits

       EXHIBIT         EXHIBIT
       FOOTNOTE        NUMBER                   DESCRIPTION
       --------        -------                  -----------
         (1)            3.1      Registrant's Amended and Restated Certificate of Incorporation

         (1)            3.2      Registrant's Amended and Restated Bylaws

         (1)            4.4      Form of Common Stock Certificate of Registrant

         (1)           10.1      Form of Indemnity  Agreement  entered into between  Registrant  and its directors and executive officers

         (1)(3)        10.2      Registrant's  Second  Amended and Restated  1981 Stock Option Plan (the
                                 "1981 Plan")

         (1)           10.3      Incentive Stock Option Agreement Under Registrant's 1981 Plan

       EXHIBIT        EXHIBIT
       FOOTNOTE       NUMBER                   DESCRIPTION
       --------       -------                  -----------
         (1)(3)       10.4       Registrant's 1993 Stock Option Plan (the "1993 Plan")

         (1)          10.5       Form of Incentive Stock Option Agreement under the 1993 Plan

         (1)          10.6       Form of Nonstatutory Stock Option Agreement under the 1993 Plan

         (1)(3)       10.7       Registrant's 1997 Equity Incentive Plan (the "1997 Plan")

         (1)          10.8       Form of Incentive Stock Option Agreement under the 1997 Plan

         (1)          10.9       Form of Nonstatutory Stock Option Agreement under the 1997 Plan

         (1)(3)       10.10      Registrant's Employee Stock Purchase Plan

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

         (1)          10.17      Consulting  Agreement  dated  December 1, 1996 between  Registrant  and
                                 Arthur P. Minich

         (1)          10.18      Lease dated August 30, 1984 between the  Registrant  and Highlands Park
                                 Partnership and amendments thereto

         (1)(2)       10.19      Development  and   Manufacturing   Agreement  for  RGB  Lasers  between
                                 Registrant and LDT GmbH & Co. dated July 1, 1996

         (4)          10.20      Building  Lease  dated  October 25,  1991,  as amended  between  Exotic
                                 Materials, Inc. and Reisung Enterprises, Inc.
         (4)          10.21      Unsecured Subordinated  Installment Note dated October 31, 1996 between
                                 Exotic Materials, Inc. and Vitec Group US Holdings, Inc.

         (4)          10.22      Employment  Agreement between Exotic  Materials,  Inc. and Dick Sharman dated December 5, 1997.

         (4)          10.23      Employment Agreement between Exotic Materials,  Inc. and Robert N. Haro dated December 5, 1997.

         (4)          10.24      Employment  Agreement  between  Exotic  Materials,  Inc.  and Thomas J.
                                 Brawley dated December 24, 1997.

       EXHIBIT         EXHIBIT
       FOOTNOTE        NUMBER                   DESCRIPTION
       --------        -------                  -----------
         (5)           10.25     Second  Amendment,  Third  Amendment  and  Fourth  Amendment  to Credit
                                 Agreement  dated  January 31, 1997  between the Company and Wells Fargo
                                 Bank and related promissory notes and security agreements

         (1)           21.1      Subsidiaries of the Registrant

                       23.1      Consent of Ernst & Young LLP, Independent Auditors

                       24.1      Power of Attorney. Reference is made to page 44

                       27.1      Financial Data Schedule

------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (No. 333-24421) or amendments thereto and incorporated herein by reference.

(2) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment dated June 12, 1997.

(3) Indicates management or compensatory plan or arrangement required to be identified pursuant to item 14(a)(3).

(4) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-43415) or amendments thereto and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ending June 30, 1998 and incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors.....................................  25

Report of McGladrey & Pullen LLP, Independent Auditors................................  26

    Consolidated  Balance  Sheets at September 30, 1998 and August 31, 1997...........  27

    Consolidated Statements of Operations for the years ended
        September 30, 1998,  August 31, 1997,  August 31, 1996 and the
        one month ended September 30, 1997............................................  28

    Consolidated  Statements of Stockholders' Equity for the years ended
        September 30, 1998, August 31, 1997, August 31, 1996 and the
        one month ended September 30, 1997............................................  29

    Consolidated Statements of Cash Flows for the years ended
        September 30, 1998, August 31, 1997, August 31, 1996 and the
        one month ended September 30, 1997............................................  30

    Notes to Consolidated Financial Statements........................................  31

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders


Laser Power Corporation

   We have audited the accompanying consolidated balance sheets of Laser Power Corporation at September 30, 1998 and August 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended September 30, 1998, August 31, 1997 and August 31, 1996, and the one month ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EMI Acquisition Corp., a wholly-owned subsidiary, which statements reflect 36% of total revenues for the year ended August 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our report, insofar as it relates to data included for EMI Acquisition Corp. is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Power Corporation at September 30, 1998 and August 30, 1997, and the consolidated results of its operations and its cash flows for the years ended September 30, 1998, August 31, 1997, August 31, 1996, and the one month ended September 30, 1997, in conformity with generally accepted accounting principles.




                                             ERNST & YOUNG LLP


San Diego, California
December 4, 1998
except for Note 3, as to which
the date is December 23, 1998

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
EMI Acquisition Corp.
Murrieta, California


     We have audited the consolidated balance sheet of EMI Acquisition Corp. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of EMI Acquisition Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMI Acquisition Corp. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        McGLADREY & PULLEN, LLP

Anaheim, California
November 14, 1997

                             LASER POWER CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,        AUGUST 31,
                                                                    1998               1997
                                                                ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents ............................      $  2,412,327       $  8,252,501
    Restricted cash ......................................         1,000,000                 --
    Accounts receivable, net .............................         5,659,719          6,807,147
    Inventories, net .....................................         6,873,478          5,474,692
    Other current assets .................................           547,096            518,261
                                                                ------------       ------------
      Total current assets ...............................        16,492,620         21,052,601
Property and equipment, net ..............................         8,088,298          7,079,829
Intangibles and other assets, net ........................           820,371            940,461
                                                                ------------       ------------
      Total assets .......................................      $ 25,401,289       $ 29,072,891
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................      $  2,233,758       $  2,687,244
    Accrued compensation and related expenses ............         1,305,077          1,715,703
    Other current liabilities ............................         3,221,988          1,416,815
    Current portion of long-term debt ....................         4,427,811            446,300
                                                                ------------       ------------
      Total current liabilities...........................        11,188,634          6,266,062

Long-term liabilities ....................................         1,032,472            234,795
Long-term debt ...........................................           286,838          3,230,164
Subordinated convertible debentures ......................         1,660,000          1,660,000

Commitments and contingencies

Stockholders' equity:
    Common stock, par value $.001:
      Authorized -- 15,000,000 shares
      Issued and outstanding 8,398,455 shares in 1998, and
        8,073,742 shares in 1997 .........................             8,398              8,074
    Additional paid-in capital ...........................        19,416,298         18,542,773
    Foreign currency translation adjustment ..............           (39,047)           (50,576)
    Accumulated deficit ..................................        (8,152,304)          (818,401)
                                                                ------------       ------------
      Total stockholders' equity .........................        11,233,345         17,681,870
                                                                ------------       ------------
      Total liabilities and stockholders' equity .........      $ 25,401,289       $ 29,072,891
                                                                ============       ============


                             See accompanying notes.

                             LASER POWER CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                ONE MONTH                  YEAR ENDED
                                                YEAR ENDED         ENDED         ----------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,     AUGUST 31,      AUGUST 31,
                                                    1998             1997            1997            1996
                                               ------------     ------------     ------------    ------------
Revenues:
   Product sales ..........................    $ 31,069,431     $  2,531,442     $ 29,395,711    $ 25,789,384
   Contract research and development ......       3,493,271          448,592        6,155,794       3,712,967
                                               ------------     ------------     ------------    ------------
           Total revenues .................      34,562,702        2,980,034       35,551,505      29,502,351
Costs and expenses:
   Cost of product sales ..................      23,366,110        1,559,496       20,077,950      17,475,928
   Contract research and development ......       3,328,359          381,998        4,849,183       2,941,947
   Internal research and development ......       2,799,748          173,633        1,377,176       2,859,727
   Selling, general and administrative ....       7,767,074          798,891        6,370,703       5,694,112
   Merger and integration .................       3,778,000               --               --              --
                                               ------------     ------------     ------------    ------------
           Total  costs and expenses ......      41,039,291        2,914,018       32,675,012      28,971,714
                                               ------------     ------------     ------------    ------------
Income (loss) from operations .............      (6,476,589)          66,016        2,876,493         530,637
Interest expense, net .....................         306,381            9,774          416,519         453,300
                                               ------------     ------------     ------------    ------------
Income (loss) before income taxes .........      (6,782,970)          56,242        2,459,974          77,337
Income taxes ..............................         248,642          129,800          184,758          22,281
                                               ------------     ------------     ------------    ------------
Net income (loss) before extraordinary item      (7,031,612)         (73,558)       2,275,216          55,056
Gain on early extinguishment of debt ......              --               --               --         118,679
                                               ------------     ------------     ------------    ------------
Net Income (loss) .........................    $ (7,031,612)    $    (73,558)    $  2,275,216    $    173,735
                                               ============     ============     ============    ============

Basic earnings (loss) per share:
   Before extraordinary item ..............    $       (.85)    $       (.01)    $        .41    $        .02
   Extraordinary item .....................              --               --               --             .02
                                               ------------     ------------     ------------    ------------
   Net income (loss) per share ............    $       (.85)    $       (.01)    $        .41    $        .04
                                               ============     ============     ============    ============
Diluted earnings (loss) per share:
   Before extraordinary item ..............    $       (.85)    $       (.01)    $        .32    $        .01
   Extraordinary item .....................              --               --               --             .02
                                               ------------     ------------     ------------    ------------
   Net income (loss) per share ............    $       (.85)    $       (.01)    $        .32    $        .03
                                               ============     ============     ============    ============
Average common shares outstanding:
   Basic ..................................       8,266,000        8,099,000        5,592,000       4,900,000
                                               ============     ============     ============    ============
   Diluted ................................       8,266,000        8,099,000        7,196,000       6,573,000
                                               ============     ============     ============    ============


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      YEARS ENDED SEPTEMBER 30, 1998, AUGUST 31, 1997, AUGUST 31, 1996 AND
                       ONE MONTH ENDED SEPTEMBER 30, 1997


                                              CONVERTIBLE
                                            PREFERRED STOCK                     COMMON STOCK
                                    -----------------------------        --------------------------
                                       SHARES           AMOUNT            SHARES          AMOUNT
                                    ------------     ------------        ---------     ------------
Balance at August 31, 1995 .....       1,143,196     $    142,899        4,821,026     $      4,822
   Issuance of preferred stock .         467,695           58,462               --               --
   Issuance of common stock ....              --               --          275,690              276
   Repurchase of common stock ..              --               --          (47,457)             (49)
   Foreign currency
    translation adjustment .....              --               --               --               --
   Net loss ....................              --               --               --               --
   Adjustment (Note 1) .........              --               --               --               --
                                    ------------     ------------        ---------     ------------
Balance at August 31, 1996 .....       1,610,891          201,361        5,049,259            5,049
   Issuance of common stock ....              --               --           95,373               95
   Issuance of common stock
    in conjunction with the
    initial  public offering
    at $5.50 per share .........              --               --        1,897,500            1,898
   Conversion of preferred stock
    in  conjunction with the
    initial public offering ....      (1,610,891)        (201,361)       1,193,252            1,193
   Repurchase of common stock ..              --               --         (161,642)            (161)
   Foreign currency translation
    adjustment .................              --               --               --               --
   Net income ..................              --               --               --               --
                                    ------------     ------------        ---------     ------------
Balance at August 31, 1997 .....              --               --        8,073,742            8,074
   Transition period (Note 1) ..              --               --               --               --
                                    ------------     ------------        ---------     ------------
Balance at September 30, 1997 ..              --               --        8,073,742            8,074
   Issuance of common stock
    for exercised options ......              --               --          291,142              291
   Issuance of common stock
    for employee stock
    purchase plan ..............              --               --           33,571               33
   Issuance of warrants for
    services ...................              --               --               --               --
   Foreign currency
    translation adjustment .....              --               --               --               --
   Net loss ....................              --               --               --               --
                                    ------------     ------------        ---------     ------------
Balance at September 30, 1998 ..    $         --     $         --        8,398,455     $      8,398
                                    ============     ============     ============     ============


                                                        FOREIGN
                                       ADDITIONAL       CURRENCY
                                         PAID-IN       TRANSLATION      ACCUMULATED
                                         CAPITAL        ADJUSTMENT         DEFICIT           TOTAL
                                      ------------     ------------     ------------     ------------
Balance at August 31, 1995 .....      $  8,422,756     $    112,690     $ (3,194,055)    $  5,489,112
   Issuance of preferred stock .         1,812,318               --               --        1,870,780
   Issuance of common stock ....            63,127               --               --           63,403
   Repurchase of common stock ..            (8,197)              --               --           (8,246)
   Foreign currency
    translation adjustment .....                --           10,532               --           10,532
   Net loss ....................                --               --          173,735          173,735
   Adjustment (Note 1) .........                --               --          (73,297)         (73,297)
                                      ------------     ------------     ------------     ------------
Balance at August 31, 1996 .....        10,290,004          123,222       (3,093,617)       7,526,019
   Issuance of common stock ....           117,405               --               --          117,500
   Issuance of common stock
    in conjunction with the
    initial  public offering
    at $5.50 per share .........         8,121,868               --               --        8,123,766
   Conversion of preferred stock
    in  conjunction with the
    initial public offering ....           200,168               --               --               --
   Repurchase of common stock ..          (186,672)              --               --         (186,833)
   Foreign currency translation
    adjustment .................                --         (173,798)              --         (173,798)
   Net income ..................                --               --        2,275,216        2,275,216
                                      ------------     ------------     ------------     ------------
Balance at August 31, 1997 .....        18,542,773          (50,576)        (818,401)      17,681,870
   Transition period (Note 1) ..           (13,216)          13,385         (302,291)        (302,122)
                                      ------------     ------------     ------------     ------------
Balance at September 30, 1997 ..        18,529,557          (37,191)      (1,120,692)      17,379,748
   Issuance of common stock
    for exercised options ......           718,213               --               --          718,504
   Issuance of common stock
    for employee stock
    purchase plan ..............           111,528               --               --          111,561
   Issuance of warrants for
    services ...................            57,000               --               --           57,000
   Foreign currency
    translation adjustment .....                --           (1,856)              --           (1,856)
   Net loss ....................                --               --       (7,031,612)      (7,031,612)
                                      ------------     ------------     ------------     ------------
Balance at September 30, 1998 ..      $ 19,416,298     $    (39,047)    $ (8,152,304)    $ 11,233,345
                                      ============     ============     ============     ============

                             LASER POWER CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           ONE MONTH                YEAR ENDED
                                                           YEAR ENDED         ENDED        ---------------------------
                                                          SEPTEMBER 30,   SEPTEMBER 30,     AUGUST 31,      AUGUST 31,
                                                               1998            1997            1997            1996
                                                           -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
Net income (loss) from operations .....................    $(7,031,612)    $   (73,558)    $ 2,275,216     $   173,735
Adjustment to income (loss) to account for
   overlapping periods (Note 1) .......................             --        (228,733)             --              --
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Gain on early extinguishment .......................             --              --              --        (118,679)
   Depreciation and amortization ......................      1,898,584         115,187       1,328,990       1,150,744
   Loss on disposal of property and equipment and
    impairment of long-lived assets ...................      1,250,505              --              --          84,936
   Long-term liabilities ..............................        803,548          (5,871)        (70,452)        (70,452)
   Warrants issued for services .......................         57,000              --              --              --
   Changes in operating assets and liabilities:
    Restricted cash ...................................     (1,000,000)             --              --              --
    Accounts receivable ...............................        682,998         464,430      (1,339,149)     (1,597,010)
    Inventories .......................................     (1,130,161)       (268,625)     (1,220,625)       (564,970)
    Other current assets ..............................        (13,595)        (15,240)       (186,834)        (46,755)
    Accounts payable ..................................       (542,129)         88,659         638,878         339,078
    Accrued compensation and related expenses .........       (465,711)         55,085         537,926         426,586
    Other current liabilities .........................      1,764,328          40,829         260,169         369,322
                                                           -----------     -----------     -----------     -----------
   Net cash provided by (used in) operating activities      (3,726,245)        172,163       2,224,119         146,535

INVESTING ACTIVITIES
Additions to property and equipment ...................     (3,953,259)       (179,014)     (3,364,535)     (1,075,894)
Decrease in intangibles and other assets ..............         (6,615)         (2,238)       (193,126)       (109,889)
                                                           -----------     -----------     -----------     -----------
   Net cash used in investing activities ..............     (3,959,874)       (181,252)     (3,557,661)     (1,185,783)

FINANCING ACTIVITIES
Proceeds from borrowings ..............................      3,504,476              --       1,354,835         402,454
Payments on borrowings ................................     (2,435,446)        (30,845)       (801,623)       (618,429)
Net proceeds from issuance of stock in conjunction
  with initial public offering ........................             --              --       8,123,766              --
Net proceeds from issuance and repurchase of stock ....        830,065         (13,216)        (69,333)      1,929,128
                                                           -----------     -----------     -----------     -----------
   Net cash provided by (used in)  financing activities      1,899,095         (44,061)      8,607,645       1,713,153
                                                           -----------     -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents ..     (5,787,024)        (53,150)      7,274,103         673,905
Cash and cash equivalents at beginning of the period ..      8,199,351       8,252,501         978,398         834,319
                                                           -----------     -----------     -----------     -----------
Cash and cash equivalents at end of the period ........    $ 2,412,327     $ 8,199,351     $ 8,252,501     $ 1,508,224
                                                           ===========     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ..............    $   619,000     $    17,000     $   548,000     $   487,000
                                                           ===========     ===========     ===========     ===========
Cash paid during period for income taxes ..............    $   241,000     $        --     $    48,000     $    14,000
                                                           ===========     ===========     ===========     ===========


                             See accompanying notes.

                             LASER POWER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

   Laser Power Corporation ("Laser Power" or the "Company") designs, manufactures and markets high performance optics and lasers for industrial, medical and military applications. The Company's laser optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. The Company's infrared optics products are sold to various government agencies and to prime contractors of these agencies, and are used primarily in infrared imaging systems. The company also provides thin film design and coating services for industrial and military applications. The Company's proprietary miniature microlasers are designed for use in certain medical, entertainment, projection display and other applications. The Company also conducts contract research in the development and applications of advanced solid state lasers.

   The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Laser Power Corporation (the "Company") and its subsidiaries, EMI Acquisition Corp. ("EMI"), Laser Power Optics de Mexico S.A. de C.V. ("Laser Power Mexico") and Radius Engineering N.V. ("Radius"). EMI operates through its subsidiary Exotic Materials, Inc. (doing business as Exotic Electro-Optics - "Exotic"). Exotic manufactures infrared optic products principally for the aerospace and defense markets in the United States. Radius operates primarily as the European sales and distribution center for the Company. Laser Power Mexico performs a portion of the laser optic manufacturing and does not sell products to unaffiliated customers. All significant inter-company accounts and transactions have been eliminated in consolidation.


Change in Fiscal Year

   The Company changed its fiscal year end from August 31 to September 30 effective for the fiscal year ended September 30, 1998. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the one-month period ended September 30, 1997 are presented in the consolidated financial statements. For comparative purposes, the Condensed Consolidated Statement of Operations (unaudited) and the Condensed Consolidated Statement of Cash Flows (unaudited) for the one-month period ended September 30, 1996, are as follows:

                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                       ONE MONTH
                                                                         ENDED
                                                                      SEPTEMBER 30,
                                                                           1996
                                                                      -------------
Revenues:
Product sales ...................................................       $ 1,928
Contract research and development ...............................           459
      Total revenues ............................................         2,387
Costs and expenses:
   Cost of product sales ........................................         1,340
   Contract research and development ............................           372
   Internal research and development ............................            89
   Selling, general and administrative ..........................           493
                                                                        -------
      Total costs and expenses ..................................         2,294
                                                                        -------
Income from operations ..........................................            93
Interest expense, net ...........................................            32
                                                                        -------
Income before income taxes ......................................            61
Income taxes ....................................................             1
                                                                        -------
Net income ......................................................       $    60
                                                                        =======

Basic earnings per share ........................................       $   .01
                                                                        =======
Diluted earnings per share ......................................       $   .01
                                                                        =======
Average common shares outstanding - Basic .....................           5,043
                                                                        =======
Average common shares - Diluted .................................         6,696
                                                                        =======


                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       ONE MONTH
                                                                         ENDED
                                                                      SEPTEMBER 30,
                                                                           1996
                                                                      -------------

OPERATING ACTIVITIES

Net income ......................................................       $    60
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ................................           182
   Other ........................................................            (6)
   Changes in operating assets and liabilities ..................           126
                                                                        -------
      Net cash provided by operating activities .................           362

INVESTING ACTIVITIES

Additions to property and equipment .............................          (109)
Increase in intangibles and other assets ........................           (13)
                                                                        -------
   Net cash used in investing activities ........................          (122)

FINANCING ACTIVITIES

Payments on borrowings ..........................................           (31)
                                                                        -------
   Net cash (used in) financing activities ......................           (31)
                                                                        -------
Net increase in cash and cash equivalents .......................           209
Cash and cash equivalents at beginning of the period ............           978
                                                                        -------
Cash and cash equivalents at end of the period ..................       $ 1,187
                                                                        =======

Acquisition of EMI

    In February 1998, the Company merged with EMI. The Company issued 2,021,178 shares of its common stock based on a 1.8511 ratio of exchange. The Company has accounted for the merger as a pooling-of-interests; accordingly, the consolidated financial statements for the periods prior to the merger have been retroactively restated as if the combining companies had been combined for all periods presented. The Company's August 31, 1997 and 1996 consolidated financial statements include the EMI financial statements for the years ended September 30, 1997 and December 31, 1996, respectively.

    The consolidated results of operations of EMI for the three months ended December 31, 1996 were utilized in both the 1997 and 1996 fiscal periods. Summarized information for the three months ended December 31, 1996 is as follows (unaudited, in thousands):

              Total revenues.............................................$ 3,122
              Operating expenses.........................................$ 2,697
              Income before extraordinary item...........................$   384

    The consolidated financial statements for the year ended August 31, 1997 include the year ended September 30, 1997 for EMI. The consolidated financial statements for the one month ended September 30, 1997 include EMI's net income as follows:

              Laser Power.............................................$ (302,291)
              EMI.....................................................$  228,733
                                                                      ----------
              Net Loss................................................$  (73,558)
                                                                      ==========


    Total revenues and net income (loss) of Laser Power and EMI for the periods preceding the acquisition were as follows (in thousands):

                                         Laser Power        EMI         Combined
                                         -----------      --------      --------

Five months ended February 28, 1998 (unaudited)

              Total revenues ........      $  9,550       $  5,474      $ 15,024
              Net income (loss) .....      $ (2,213)      $    469      $ (1,744)

Year ended August 31, 1997

              Total revenues ........      $ 23,353       $ 12,199      $ 35,552
              Net income ............      $    754       $  1,521      $  2,275

Year ended August 31, 1997

              Total revenues ........      $ 18,907       $ 10,595      $ 29,502
              Extraordinary item, net
                of income taxes .....      $     --       $    119      $    119
              Net income (loss) .....      $ (1,231)      $  1,405      $    174

    In order to properly state the accumulated deficit at August 31, 1996, a transition adjustment of $73,297 was recorded. This amount is the net income for the three months ended December 31, 1996 less the net income for the three months ended December 31, 1995.

Merger and Integration Charge

   During 1998, the Company recorded a merger and integration charge of approximately $3.8 million related to the Company's merger with EMI and plan to move its laser optics operations from San Diego, California to Temecula, California. This charge included approximately $1.0 million related to an abandonment of a portion of the San Diego facilities lease, $1.3 million related to impairment of long-lived assets, $.8 million for acquisition costs and $.7 million related to severance for 26 employees, including three senior officers. The severance payments made, and applied against the merger and integration accrual, total $.3 million as of September 30, 1998.

Revenues

   Product sales are recorded upon shipment. Revenue on long-term (generally spanning more than twelve months) fixed price contracts is recognized utilizing the units-of-delivery method of accounting. Under such method, revenues are recognized as units are shipped. The costs attributable to units shipped are based upon the actual cost of those units. Losses expected to be incurred on long-term contracts in progress are charged to operations when identified. Revenues from contract research and development involve both commercial and governmental contracts and are recognized using the percentage-of-completion method based on the ratio of costs incurred to date to total estimated costs. Provisions are made to recognize any anticipated losses on contracts when losses become evident.

   Total product revenues from government contracts and subcontracts were $14,547,000, $12,485,000, and $10,468,000 in 1998, 1997 and 1996, respectively.
Total contract revenues from government contracts and subcontracts were $2,401,000, $3,337,000, and $3,397,000 in 1998, 1997 and 1996, respectively.

Cash and Cash Equivalents and Restricted Cash

    Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less when purchased.

    Restricted cash consists of a highly liquid investment with a maturity of six months or less when purchased. The cash is restricted by a loan agreement with a bank.

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

Concentration of Credit Risk

   The Company primarily sells its products to industrial, entertainment, and medical equipment companies, and to U.S. government agencies and their prime contractors. Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade receivables. The Company invests in a variety of financial instruments and limits exposure with any one issuer. The Company performs periodic credit evaluations of its customers and has not experienced significant losses with respect to its accounts receivable. As of September 30, 1998, the carrying value of cash equivalents and trade receivables approximated estimated fair value.

Impairment of Long-Lived Assets

   The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company recorded $1,418,000 during the year ended September 30, 1998 related to the impairment of long-lived assets, resulting from merger and integration of operations and review of its patent portfolio.

Accounting for Stock-Based Compensation

    As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected the current intrinsic value-based method and the pro forma effect of using the fair value-based method to account for stock-based compensation in its financial statements.

Net Income (Loss) Per Share

   Net income (loss) per share is computed using "Basic EPS" and "Diluted EPS" as required by Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which supersedes APB Opinion 15. Basic EPS includes no dilution and is based on weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of stock options, convertible preferred stock and warrants to purchase common stock. For loss periods, these common equivalent shares are excluded from the Diluted EPS computation as their effect would be antidilutive.

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

2. SELECTED BALANCE SHEET DETAILS

                                                                  SEPTEMBER 30,       AUGUST 31,
                                                                       1998              1997
                                                                  ------------       ------------
              Accounts receivable:
              Trade ........................................      $  5,779,286       $  6,491,015
              Revenue in excess of billings ................           293,116            605,086
                                                                  ------------       ------------
                                                                     6,072,402          7,096,101
              Reserves .....................................          (412,683)          (288,954)
                                                                  ------------       ------------
                                                                  $  5,659,719       $  6,807,147
                                                                  ============       ============
              Inventories:
              Raw materials ................................      $  2,670,421       $  2,121,475
              Work in progress .............................         3,524,880          2,849,674
              Finished goods ...............................         1,460,698            793,656
                                                                  ------------       ------------
                                                                     7,655,999          5,764,805
              Reserves .....................................          (782,521)          (290,113)
                                                                  ------------       ------------
                                                                  $  6,873,478       $  5,474,692
                                                                  ============       ============
              Property and equipment, at cost:
              Machinery and equipment ......................      $ 14,236,123       $ 12,138,595
              Leasehold improvements .......................           575,296          1,284,093
              Office furniture and equipment ...............         1,067,164            981,410
                                                                  ------------       ------------
                                                                    15,878,583         14,404,098
              Less accumulated depreciation and amortization        (7,790,285)        (7,324,269)
                                                                  ------------       ------------
                                                                  $  8,088,298       $  7,079,829
                                                                  ============       ============
              Intangibles and other assets:
              Goodwill in foreign subsidiary ...............      $    549,100       $    549,100
              Patents and licenses .........................           522,037            507,462
              Other ........................................           271,790            277,512
                                                                  ------------       ------------
                                                                  $  1,342,297       $  1,334,074
              Less accumulated amortization ................          (522,556)          (393,613)
                                                                  ------------       ------------
                                                                  $    820,371       $    940,461
                                                                  ============       ============
              Accrued compensation and related expenses:
              Accrued bonuses ..............................      $    165,856       $    768,767
              Other ........................................         1,139,221            946,936
                                                                  ------------       ------------
                                                                  $  1,305,077       $  1,715,703
                                                                  ============       ============
              Other current liabilities:
              Customer advances ............................      $  1,137,559            180,094
              Merger and integration .......................           669,744                 --
              Accrued income taxes .........................           109,891            325,978
              Other ........................................         1,304,794            910,743
                                                                  ------------       ------------
                                                                  $  3,221,988       $  1,416,815
                                                                  ============       ============

3. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

   In June 1998, the Company renewed a line of credit with a bank, subject to maximum advances of $2,500,000 and at an annual interest rate of 1% above the bank's prime rate (9.25% at September 30, 1998). The line of credit expires on February 1, 1999, and there were no advances under the line of credit at September 30, 1998. As part of the credit agreement, the Company has pledged a $1 million certificate of deposit as collateral to the bank.

Long-term debt consists of the following:

                                                     SEPTEMBER 30,    AUGUST 31,
                                                          1998           1997
                                                      ----------      ----------
              Promissory note ..................      $   57,058      $   75,000
              Term note payable to bank ........       2,814,877       1,319,626
              Note payable to Vitec ............              --       1,890,542
              Equipment line of credit from bank       1,504,466              --
              Other equipment financing ........         330,328         375,531
              Other ............................           7,920          15,765
                                                      ----------      ----------
                                                       4,714,649       3,676,464
              Less current portion .............       4,427,811         446,300
                                                      ----------      ----------
                                                      $  286,838      $3,230,164
                                                      ==========      ==========

   The promissory note is payable in monthly installments of principal and interest of $1,840 through September 2001. Borrowings under the promissory note are secured by equipment and bear interest at 8.25% per annum.

   In conjunction with the acquisition of Exotic by EMI, Exotic issued a $2 million unsecured note payable to Vitec Group plc ("Vitec"). The Company fully paid off the note in June, 1998.

   In July 1997, the Company fully paid off the prior term note payable to the bank using proceeds from the initial public offering. In August 1997, the Company converted its equipment line draws to a five-year term note payable to the bank. In June 1998, the Company entered into a new term loan amounting to $1.9 million to pay off the Vitec note.

   The combined current term notes payable to the bank are due in monthly principal payments of $61,583 plus interest, with the final installment consisting of all remaining unpaid principal due and payable in full no later than August 1, 2002. The term notes bear interest ranging from 1.0% to 1.25% above the bank's prime rate (9.25 to 9.50% at September 30, 1998.)

   In June 1998, the Company obtained a $2.0 million equipment line of credit at 1% above the bank's prime rate (9.25% at September 30, 1998). The balance outstanding at February 1, 1999 will convert to a term loan, and the principal payments will be paid over the following sixty months.

   All bank borrowings under the credit agreement are secured by accounts receivable, inventory, intangibles, and property and equipment, and contain restrictive covenants. Restrictive covenants include limitations on losses, maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, investment levels in the Company's Belgium subsidiary, additional borrowings and payment of dividends. During 1998, the Company was not in compliance with several of these covenants and a waiver was obtained for the year ended September
30, 1998. The Company is currently in the process of renegotiating its credit agreements, including amending its covenant provisions and expects to be in compliance with the amended covenants for the year ending September 30, 1999. At December 23, 1998, because the Company's new credit agreements were not in place, the term debt was reclassified to current and upon completing the credit agreements the same term debt will be reclassified to long term.

   Other equipment financing agreements are payable in monthly installments of principal and interest through March 2001. Borrowings under these financing agreements are secured by specific equipment, with interest at rates ranging from 9.7% to 10.7% at September 30, 1998.

   In November 1987, the Company obtained debt and equity financing from Union Miniere ("Union"). The Company issued 483,333 shares of common stock for $1,053,000 cash (net of stock issuance costs of $107,000) and subordinated convertible debentures amounting to $1,340,000. In December 1988, the Company issued an additional $320,000 of subordinated convertible debentures to Union. In March 1997, the maturity date of the debentures was extended to November 2, 2000 and the conversion rate for which the debentures are convertible into common stock was set at $4.625 per share (358,918 shares). The debentures are subordinated to all bank borrowings and interest is payable semi-annually at an annual rate equal to 1% above a bank's prime rate (9.25% at September 30, 1998) subject to a minimum rate of 5 -1/2% and a maximum rate of the lesser of 11.5% or the maximum rate permitted by law. The debentures provide for restrictive covenants similar to those of the bank borrowings. At September 30, 1998, the Company was not in compliance with one of these covenants; however, a waiver has been obtained from Union.

   All subordinated convertible debentures and long-term debt of the Company bear an adjustable interest rate and are carried at the principal value of the liability, which approximates fair value. Principal maturities on the subordinated convertible debentures and long-term debt for each of the years ending subsequent to September 30, 1998 are as follows:

               1999.......................    $4,428,000
               2000.......................       151,000
               2001.......................       105,000
               2002.......................     1,688,000
               2003.......................         3,000
               Thereafter.................            --
                                              ----------
                                              $6,375,000
                                              ==========

4.      INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax liabilities and assets are as follows:


                                                        SEPTEMBER 30,       AUGUST 31,
                                                             1998              1997
                                                         -----------       -----------
              Deferred tax assets:
                Tax basis operating loss and credit
                  carryforwards ...................      $ 4,817,000       $ 2,303,000
                Other .............................          518,000           513,000
                                                         -----------       -----------
              Total deferred tax assets ...........        5,335,000         2,816,000
                                                         -----------       -----------
              Deferred tax liability:
                Depreciation ......................          (55,000)         (161,000)
                Intangibles .......................         (243,000)         (191,000)
                                                         -----------       -----------
              Total deferred tax liabilities ......         (298,000)         (352,000)
                                                         -----------       -----------
              Net deferred tax assets .............        5,037,000         2,464,000
              Valuation allowance .................       (5,037,000)       (2,464,000)
                                                         -----------       -----------
              Net deferred tax accounts ...........      $        --       $        --
                                                         ===========       ===========

                                                         ONE MONTH               YEAR ENDED
                                                           ENDED        --------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,    AUGUST 31,     AUGUST 31,
                                             1998            1997           1997           1996
                                         -----------     -----------    -----------    -----------
        Pretax income (loss):
           United States ............    $(6,983,277)    $    46,970    $ 2,289,323    $   (28,594)
           Foreign ..................        200,307           9,272        170,651        105,931
                                         -----------     -----------    -----------    -----------
                                         $(6,782,970)    $    56,242    $ 2,459,974    $    77,337
                                         ===========     ===========    ===========    ===========

    Significant components of the provision for income taxes are as follows:

                                                         ONE MONTH               YEAR ENDED
                                                           ENDED        --------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,    AUGUST 31,     AUGUST 31,
                                             1998            1997           1997           1996
                                         -----------     -----------    -----------    -----------
        Current:
           Federal ..................    $   177,000     $   121,500    $   139,500    $        --
           Foreign ..................             --              --         12,836             --
           State ....................         71,642          23,300         32,422         22,281
                                         -----------     -----------    -----------    -----------
        Total income tax provision ..    $   248,642     $   144,800    $   184,758    $    22,281
                                         ===========     ===========    ===========    ===========

   A reconciliation of the effective tax rates and the statutory federal income tax rate is as follows:

                                                                   ONE MONTH               YEAR ENDED
                                                                     ENDED        --------------------------
                                                  SEPTEMBER 30,   SEPTEMBER 30,    AUGUST 31,     AUGUST 31,
                                                       1998            1997           1997           1996
                                                   -----------     -----------    -----------    -----------
        Tax at U.S. statutory rate ...............      (35.0)%        35.0%         35.0%          35.0%
        State income taxes, net of federal benefit         .7          26.9            .9           18.7
        Higher effective income taxes of other
           countries .............................         --                         (.5)            --
        Change in valuation allowance ............       38.0         235.5         (30.0)         (30.0)
        Other, net ...............................         .2         (39.9)          1.1            5.1
                                                        -----         -----         -----          -----
                                                          3.9%        257.5           6.5%          28.8%
                                                        =====         =====         =====          =====

   At September 30, 1998, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $11,917,000 and $3,807,000, respectively, which may be applied against future taxable income. These carryforwards will begin to expire in 2001 and 1999, respectively, unless previously utilized.

   The Company also has investment tax credit, research and development credit, targeted jobs tax credit, alternative minimum tax credit and California manufacturers investment credit carryforwards at September 30, 1998 aggregating approximately $275,000 These tax credit carryforwards will expire in 1999 through 2003 unless previously utilized.

   Due to the Tax Reform Act of 1986, the Company's ability to use the net operating loss and tax credit carryforwards could be limited in the event of a cumulative change in ownership of more than 50% occurring within a three year period.

5. STOCKHOLDERS' EQUITY

Common Stock Warrants

   Periodically, the Company will issue warrants to purchase common stock to outside directors and consultants in lieu of stock options. During the three years ended September 30, 1998, 51,664 warrants at exercise prices ranging from $4.50 to $4.94 per share were issued to outside directors and consultants which are fully exercisable. Warrants to purchase 373,328 shares of common stock at $3.00 to $7.33 per share are outstanding at September 30, 1998 including 185,000 warrants a price range of $7.15 to $7.33 per share issued to representatives of the underwriters in conjunction with the initial public offering and for periodic advisory services. During 1998, 200,000 warrants were exercised at a $3.00 exercise price. The outstanding warrants expire from June 2002 to January 2008.

Stock Option Plans

   The Company's 1981 Stock Option Plan was approved by the Board of Directors and stockholders in 1981, as amended (the "1981 Plan"). The Company's 1993 Stock Option Plan (the "1993 Plan") was approved by the Board of Directors and stockholders in September 1993. The exercise price of options granted were not less than fair market value of the stock on the date of grant and the options vest over a five year period commencing on the date of grant in annual increments of twenty percent and are exercisable for a period of ten years after the date of grant. The Board of Directors has terminated the 1981 and 1993 Plans and no additional shares will be granted thereunder, but outstanding options remain exercisable and continue to vest in accordance with their terms until they terminate.


   On March 25, 1997, the Company adopted the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan provides for incentive stock options and stock appreciation rights appurtenant thereto for employees (including officers and employee directors), and nonstatutory stock options, stock appreciation rights appurtenant thereto, stock bonuses and rights to purchase restricted stock for employees (including officers and employee directors) and non-employee directors and consultants. The 1997 Plan is administered by the Board of Directors, or a Committee appointed by the Board, which determines the option awards to be granted, including exercise prices, number of shares subject to the awards and the exercisability thereof, provided that such terms comply with the provisions of the plan.

   The term of stock options granted under the 1997 Plan may not exceed 10 years. The exercise price of options granted under the 1997 Plan is determined by the Board of Directors, but in the case of an incentive stock option, cannot be less than 100% of the fair market value of the common stock on the date of grant and in the case of a non- statutory stock option, cannot be less than 85% of the fair market value of the common stock on the date of grant. Options granted under the plans vest at the rate specified in the option agreement. The Board has authorized and reserved an aggregate of 1,000,000 shares of common stock for issuance under the Plan.

The following table summarizes stock option and warrant activity:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                              NUMBER OF     PRICE PER    PRICE PER
                                               SHARES         SHARE        SHARE
                                              ---------     ---------    ---------
        Outstanding at August 31, 1995 ..     1,179,010     $.22-4.50     $ 3.40
          Granted .......................       181,149      .56-4.50       3.47
          Exercised .....................            (6)         4.50       4.50
          Canceled ......................       (81,656)    3.00-4.50       3.46
                                              ---------     ---------     ------
        Outstanding at August 31, 1996 ..     1,278,497      .22-4.50       3.40
          Granted .......................       666,776     1.05-3.00       5.02
          Exercised .....................            --            --       --
          Canceled ......................       (35,329)    3.00-4.50       3.37
                                              ---------     ---------     ------
        Outstanding at August 31, 1997 ..     1,909,944      .22-7.15       3.97
          Granted .......................       502,000     3.25-7.33       4.39
          Exercised .....................      (243,880)     .22-3.00       2.67
          Canceled ......................      (275,524)    1.22-6.50       4.50
                                              ---------     ---------     ------
        Outstanding at September 30, 1998     1,892,540     $.56-7.33     $ 4.17
                                              =========     =========     ======

   At September 30, 1998, the weighted-average exercise price of outstanding stock options and warrants is $3.87 and $5.38, respectively, and 1,178,701 options and warrants are exercisable.

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

                                                                         YEAR ENDED
                                                        ------------------------------------------
                                                        SEPTEMBER 30,     AUGUST 31,    AUGUST 31,
                                                             1998            1997          1996
                                                        ------------     -----------    ----------
        Adjusted pro forma income (loss) ...........    $ (7,682,537)    $ 2,025,355    $ 78,314
        Adjusted pro forma diluted net income (loss)
            per share ..............................    $       (.92)    $       .28    $    .01

Employee Stock Purchase Plan

   On March 25, 1997 the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the IRS Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on the closing of the Company's initial public offering and terminated on February 28, 1998. Sequential six-month offerings have occurred since that date. The Purchase Plan permits the purchase of shares of common stock at the end of each offering period at 85% of the lesser of the price of the common stock on the first day of the offering period and the last day of the offering period. During 1998, 33,571 shares were issued to employees under this Plan at an average price of $3.32 per share.

Shares Reserved for Future Issuance

   The following shares of common stock are reserved for future issuance at September 30, 1998:

        Subordinated convertible debentures                      358,918
        Stock options:
          Granted and outstanding .......................      1,519,212
          Reserved for future grants ....................        660,310
        Warrants ........................................        373,328
        Stock Purchase Plan .............................        216,429
                                                               ---------
                                                               3,128,197
                                                               =========


6.  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                              YEAR ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30,   AUGUST 31,   AUGUST 31,
                                                                   1998          1997         1996
                                                              -------------   ----------   ----------
        Numerator:
          Net income (loss) before extraordinary items ....      $(7,032)      $ 2,275      $    55
          Extraordinary items .............................           --            --          119
                                                                 -------       -------      -------
          Numerator for basic and diluted earnings
             per share -- income (loss) available to common
             stockholders .................................      $(7,032)      $ 2,275      $   174
                                                                 =======       =======      =======
        Denominator:
          Denominator for basic earnings per
             share -- weighted-average shares .............        8,266         5,592        4,900
          Effect of dilutive securities:
             Stock options and warrants ...................           --           634          668
             Convertible preferred stock ..................           --           970        1,005
                                                                 -------       -------      -------
          Dilutive potential common shares ................           --         1,604        1,673
          Denominator for diluted earnings per
            share -- adjusted weighted-average
            shares and assumed conversions ................        8,266         7,196        6,573
                                                                 =======       =======      =======
        Basic earnings per share ..........................      $  (.85)      $   .41      $   .04
                                                                 =======       =======      =======
        Diluted earnings per share ........................      $  (.85)      $   .32      $   .03
                                                                 =======       =======      =======

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

   The Company leases its operating, office and other facilities as well as certain vehicles and equipment under non-cancellable operating leases. The operating and office facilities leases contain escalation clauses and options for renewal and extend through July, 2007.

   Future minimum rental payments (excluding common area maintenance charges) required under the operating leases for each of the remaining fiscal years ending subsequent to September 30, 1998 are as follows:

        1999 .....................................  $1,210,000
        2000 .....................................   1,152,000
        2001 .....................................   1,049,000
        2002 .....................................     521,000
        2003 .....................................     346,000
        Thereafter ...............................   1,298,000
                                                    ----------
                                                    $5,576,000
                                                    ==========

   Rent expense was $1,528,000, $1,063,000, and $1,282,000 for the years ended September 30, 1998, August 31, 1997 and August 31, 1996, respectively.

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

8.      GEOGRAPHIC INFORMATION

   The Company operates in one business segment and designs, manufactures and markets high performance optics and lasers for industrial, processing, medical, aerospace and defense markets. No one customer accounted for more than 10% of revenues in 1998, 1997 or 1996. Export sales from U.S. operations to unaffiliated customers located principally in Europe and the Asia Pacific region amounted to 29%, 34%, and 25% of total revenue in 1998, 1997 and 1996, respectively.

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

                                                              YEAR ENDED SEPTEMBER 30, 1998
                                              --------------------------------------------------------------
                                                 UNITED                                         CONSOLIDATED
                                                 STATES           EUROPE       ELIMINATIONS        TOTAL
                                              ------------     ------------    ------------     ------------
        Sales to unaffiliated customers ..    $ 30,206,550     $  4,356,152    $         --     $ 34,562,702
        Transfers between geographic areas       2,262,342               --      (2,262,342)              --
                                              ------------     ------------    ------------     ------------
        Total revenue ....................    $ 32,468,892     $  4,356,152    $ (2,262,342)    $ 34,562,702
                                              ============     ============    ============     ============
        Income (loss) before income taxes     $ (6,918,801)    $    200,307    $    (64,476)    $ (6,782,970)
                                              ============     ============    ============     ============
        Identifiable assets ..............    $ 24,853,962     $  2,387,980    $ (1,765,653)    $ 25,476,289
                                              ============     ============    ============     ============

                                                                 YEAR ENDED AUGUST 31, 1997
                                              --------------------------------------------------------------
                                                 UNITED                                         CONSOLIDATED
                                                 STATES           EUROPE       ELIMINATIONS        TOTAL
                                              ------------     ------------    ------------     ------------
        Sales to unaffiliated customers ..    $ 31,831,982     $  3,719,523    $         --     $ 35,551,505
        Transfers between geographic areas       1,391,125               --      (1,391,125)              --
                                              ------------     ------------    ------------     ------------
        Total revenue ....................    $ 33,223,107     $  3,719,523    $ (1,391,125)    $ 35,551,505
                                              ============     ============    ============     ============
        Income (loss) before income taxes     $  2,275,704     $    170,651    $     13,619     $  2,459,974
                                              ============     ============    ============     ============
        Identifiable assets ..............    $ 28,718,225     $  2,009,946    $ (1,655,280)    $ 29,072,891
                                              ============     ============    ============     ============

                                                                 YEAR ENDED AUGUST 31, 1996
                                              --------------------------------------------------------------
                                                 UNITED                                         CONSOLIDATED
                                                 STATES           EUROPE       ELIMINATIONS        TOTAL
                                              ------------     ------------    ------------     ------------
        Sales to unaffiliated customers ..    $ 26,057,328     $  3,445,023    $         --     $ 29,502,351
        Transfers between geographic areas       1,195,380               --      (1,195,380)              --
                                              ------------     ------------    ------------     ------------
        Total revenue ....................    $ 27,252,708     $  3,445,023    $ (1,195,380)    $ 29,502,351
                                              ============     ============    ============     ============
        Income (loss) before income taxes     $    (12,153)    $    105,931    $    (40,747)    $     77,337
                                              ============     ============    ============     ============
        Identifiable assets ..............    $ 17,658,158     $  1,994,440    $ (2,087,574)    $ 17,565,024
                                              ============     ============    ============     ============

9. EMPLOYEE BENEFIT PLAN

   The Company has a defined contribution plan (the "Plan") covering substantially all employees that have been employed for at least 90 days and meet certain age requirements. Employees may contribute up to 16% of their compensation per year (subject to a maximum limit by federal tax law). The Company is obligated to make matching contributions equal to 50% of the employee's contribution up to a maximum of 6% of the employee's compensation. At the discretion of the Board of Directors, the Company may make additional contributions. Prior to its merger with the Company, EMI had a defined contribution plan with contributions based on a profit-sharing formula. Subsequent to the merger, the EMI plan was terminated and participant balances rolled over into the Company's plan. The Company's contributions charged to operations, which include contributions to the EMI plan prior to its termination, were $422,000, $140,000, and $194,000 for the years ended September 30, 1998, August 31, 1997 and August 31, 1996, respectively.

10.     AGREEMENT WITH PROXIMA CORPORATION

   The Company and Proxima have entered into a Cooperative Development and License Agreement (the "Agreement") which provides for licensing of existing technology and technologies being developed under the terms of the agreement.

   Included in internal research and development expenses in the accompanying statements of operations is $1,630,000 spent in accordance with the Agreement in 1996. No amounts were spent during 1997 and 1998.


11.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter of fiscal 1998, the Company recorded approximately $1.8 million in merger and integration costs (See Note 1). The Company also recorded $.7 million to increase reserves, of which $.4 million relates to inventories, $.2 million for other specific reserves and $.1 million for losses on contracts. The increase in inventory reserves primarily relate to a redesign of one of the Company's products, and warranty reserves and estimates of future sales of certain optics products. The patent reserve relates to specific patents the Company does not intend to pursue due to economic conditions. The reserve for losses on contracts relates to losses the Company anticipates on certain of its contracts.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 29th day of December, 1998.


                                        LASER POWER CORPORATION

                                        By  /s/ Paul P. Wickman
                                           ------------------------------------
                                                Paul P. Wickman, Jr.
                                                Senior Vice President and Chief
                                                Financial Officer

                                                        POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dick Sharman and Paul P. Wickman, Jr., or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                            DATE
                  ---------                                  -----                            ----
     /s/        DICK SHARMAN                    Chief Executive Officer and Director    December 29, 1998
--------------------------------------------    (Principal Executive Officer)
                Dick Sharman

     /s/       PAUL P. WICKMAN                  Senior Vice President and Chief         December 29, 1998
--------------------------------------------    Financial Officer
            Paul P. Wickman, Jr.                (Principal Financial and
                                                Accounting Officer)

     /s/    ROBERT G. KLIMASEWSKI               Chairman of the Board                   December 29, 1998
--------------------------------------------
            Robert G. Klimasewski

     /s/     DOUGLAS H. TANIMOTO                Director                                December 29, 1998
--------------------------------------------
             Douglas H. Tanimoto, Ph.D.

     /s/     WILLIAM G. FREDRICK                Director                                December 29, 1998
--------------------------------------------
             William G. Fredrick

     /s/      RICHARD C. LAIRD                  Director                                December 29, 1998
--------------------------------------------
              Richard C. Laird

     /s/      KENNETH E. OLSON                  Director                                December 29, 1998
--------------------------------------------
              Kenneth E. Olson

     /s/       JOHN C. STISKA                   Director                                December 29, 1998
--------------------------------------------
               John C. Stiska

     /s/      ROBERT P. PERKINS                 Director                                December 29, 1998
--------------------------------------------
              Robert P. Perkins