Form 10-Q
period 1998-12-27
LASER POWER CORP/FA
filed 1999-02-10
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------


(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     As of December 27, 1998, there were 8,398,455 shares of the Registrant's Common Stock outstanding.


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

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of December 27, 1998 and
     September 30, 1998.................................................................................. 3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 27, 1998 and December 31, 1997....................................................... 4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 27, 1998 and December 31, 1997....................................................... 5

Notes to Condensed Consolidated Financial Statements (unaudited)......................................... 6

ITEM 2. Management's Discussion And Analysis Of Results Of Operations And
        Financial Condition.............................................................................. 7

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.............................................................    13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LASER POWER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                    December 27, 1998  September 30, 1998
                                    -----------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents..........   $ 1,294             $ 2,412
  Restricted cash....................     1,000               1,000
  Accounts receivable, net...........     6,648               5,660
  Inventories, net...................     7,476               6,874
  Other current assets...............       508                 547
                                        -------             -------
          Total current assets.......    16,926              16,493
Property and equipment, net..........     7,995               8,088
Intangibles and other assets,  net.         855                 820
                                        -------             -------
          Total assets...............   $25,776             $25,401
                                        =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................   $ 3,714             $ 2,234
  Accrued compensation and related
    expenses.........................     1,267               1,305
  Accrued liabilities................     2,767               3,222
  Current portion of long-term debt       1,916               4,428
                                        -------             -------
          Total current liabilities       9,664              11,189
Long-term liabilities................       945               1,032
Long-term debt.......................     2,883                 287
Subordinated convertible debentures       1,660               1,660
Stockholders' equity:
  Convertible preferred stock,
     $.001 par value:
     Authorized -- 3,000,000 shares
     Issued and outstanding -- None          --                  --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
     Issued and outstanding 8,398,455
       shares at September 30, 1998
       and December 27, 1998.........         8                   8
  Additional paid-in capital.........    19,417              19,416
  Foreign currency translation
    adjustment.......................        22                 (39)
  Accumulated deficit................    (8,823)             (8,152)
                                        -------             -------
          Total stockholders' equity     10,624              11,233
                                        -------             -------
          Total liabilities and
            stockholders' equity.....   $25,776             $25,401
                                        =======             =======


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                      Three Months Ended
                                              -----------------------------------
                                              December 27, 1998 December 31, 1997
                                              ----------------- -----------------
Revenues:
  Product sales ...........................        $ 7,762         $ 7,778
  Contract research and development .......            892           1,399
                                                   -------         -------
          Total revenues ..................          8,654           9,177
Costs and expenses:
  Product sales ...........................          5,861           5,759
  Contract research and development .......            659           1,105
  Internal research and development .......            535             712
  Selling, general and administrative......          2,153           1,951
                                                   -------         -------
          Total costs and expenses ........          9,208           9,527
                                                   -------         -------
Loss from operations ......................           (554)           (350)
Interest expense, net .....................            113              49
                                                   -------         -------
Loss before income taxes ..................           (667)           (399)
Income taxes ..............................              4              87
                                                   -------         -------
Net loss ..................................        $  (671)        $  (486)
                                                   =======         =======
Basic loss per share ......................        $ (0.08)        $ (0.06)
                                                   =======         =======
Diluted loss per share ....................        $ (0.08)        $ (0.06)
                                                   =======         =======

Average common shares outstanding
  -- Basic.................................          8,398           8,100
                                                   =======         =======
Average common shares outstanding
  -- Diluted...............................          8,398           8,100
                                                   =======         =======


                             See accompanying notes.

                             LASER POWER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                          Three Months Ended
                                                      --------------------------
                                                      December 27,  December 31,
                                                          1998          1997
                                                      ------------  ------------
OPERATING ACTIVITIES
Net loss from operations...........................       $(671)        $(486)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization..................         496           398
    Other..........................................         (18)          (18)
    Changes in operating assets and liabilities....        (931)            5
                                                        -------       -------
         Net cash used in operating activities.....      (1,124)         (101)

INVESTING ACTIVITIES
Additions to property and equipment................        (314)       (1,575)
Increase in intangibles and other assets...........         (61)         (343)
                                                        -------       -------
         Net cash used in investing activities.....        (375)       (1,918)

FINANCING ACTIVITIES
Payments on borrowings.............................        (214)          (70)
Proceeds from borrowings...........................         595             -
                                                        -------       -------
         Net cash provided by (used in) financing
           activities..............................         381           (70)
                                                        -------       -------
Net decrease in cash and cash equivalents..........      (1,118)       (2,089)
Cash and cash equivalents at beginning of the period      2,412         8,199
                                                        -------       -------
Cash and cash equivalents at end of the period.....     $ 1,294       $ 6,110
                                                        =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest...........     $   130       $   127
                                                        =======       =======


                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of December 27, 1998 and the consolidated results of operations for the three months ended December 27, 1998 and December 30, 1997.

     Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended December 27, 1998 are not necessarily indicative of the results that may be attained for the entire fiscal year.

     In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the periods ended December 27, 1998 and December 31, 1997.

2.   LOSS PER SHARE

     The loss per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standards No. 128 and SEC staff accounting bulletin No. 98. Basic loss per share considers the weighted average number of common shares outstanding. Diluted loss per share considers the shares included as basic shares outstanding, conversion of outstanding preferred stock to common stock, and the dilutive effects of stock options and warrants to purchase common stock, and other common stock equivalents.

3.   FINANCING AGREEMENTS

     In February 1999, the Company entered into a new credit agreement with its bank. The credit agreement provides for a revolving line of credit of $2,500,000, subject to a borrowing base limitation, with an annual interest rate of 1.5% above the bank's prime rate. The line of credit expires on August 1, 1999.

     The credit agreement also provides for two term loans. The first term loan replaces an existing term loan of $1,583,000, at the same amount and with the same remaining amortization period of 40 months. The second term loan converts a $1,803,000 equipment line of credit to a loan paid over 48 months commencing on March 1, 1999. Both term loans have an annual interest rate of 1.25% above the bank's prime rate.

     In connection with the new credit agreement, the Company has agreed to immediately repay in full a third term loan of $946,000.

     All borrowings under the above credit agreements are secured by accounts receivable, inventory, intangibles, and property and equipment. The agreements contain restrictive covenants which include limitations on losses, maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, investment levels in the Company's Belgian subsidiary, additional borrowings and payments of dividends. The Company has pledged a $1,000,000 certificate of deposit as additional collateral for the two term loans.

4.   INVENTORIES (unaudited) (in thousands)

                              December 27, 1998   September 30, 1998
                              -----------------   ------------------
Raw materials.................      $3,596             $2,671
Work in progress..............       3,562              3,525
Finished goods................       1,242              1,461
                                    ------             ------
                                     8,400              7,657
Reserves......................        (924)              (783)
                                    ------             ------
                                    $7,476             $6,874
                                    ======             ======


5.   SEGMENT INFORMATION

     FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is required to be reported on the basis that is used internally for evaluating the segment performance.

     The revenues, net income (loss) and total assets of the Company's optics and microlaser operations for the three months ended December 27, 1998 were as follows (in thousands):

Three Months ended                                           Reconciling
December 27, 1998 (unaudited)       Optics     Microlasers       Items      Combined
-----------------------------       ------     -----------   -----------    --------
Total revenues................      $7,711        $1,000         $ (57)      $ 8,654
Net income (loss).............      $  280        $ (821)        $(130)      $  (671)
Total assets..................      $   --        $   --         $  --       $25,776

     The Company does not prepare total asset information by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

     Revenues

     For the three months ended December 27, 1998, product sales were $7,762,000 compared to $7,778,000 for the three months ended December 31, 1997, an decrease of $16,000 or 0%. Contract research and development revenues were $892,000 for the three months ended December 27, 1998 compared to $1,399,000 for the three months ended December 31,1997, a decrease of $507,000 or 36%. Sales of infrared optics increased primarily due to higher delivery rates on long-term production contracts, and sales of microlasers increased due to increased market share and resolution of production problems. These increases were offset by a decline in sales of the Company's laser optics for industrial and medical applications, primarily due to competition in domestic markets and to lower demand related to the Asian economic situation. The decrease in contract revenues was due primarily to lower levels of contract funding for development of microlaser-based display technology.

     A number of factors will determine whether the Company will be able to sustain or increase the current level of product sales, including significant competition in laser optics markets, uncertainties in foreign markets (particularly Asia) and currency exchange rates, the timing of exercise of customer options on long-term production contracts for optics for military applications, and the Company's ability to improve the manufacture and sale of microlaser products. Contract research and development revenues are expected to fluctuate in the future due to timing of performance on existing contracts and to uncertainties in the timing and amount of future contract awards.

     Gross Profit

     Gross profit on product sales was $1,901,000 for the three months ended December 27, 1998 compared to $2,019,000 for the three months ended December 31, 1997, a decrease of $118,000 or 6%. Gross profit on research and development revenues was $233,000 for the three months ended December 27, 1998 compared to $294,000 for the three months ended December 31, 1997, a decrease of $306,000 or 21%. Gross margin on product sales was 24% for the three months ended December 27, 1998 compared to 26% for the three months ended December 31, 1997. The lower gross margin on product sales was primarily due to lower margins in laser optics resulting from competition, and manufacturing disruptions associated with relocation of the Company's laser optics business, partially offset by higher margins on infrared optics due to favorable product mix and manufacturing efficiencies. Gross margin on contract research and development revenues was 26% for the three months ended December 27, 1998 compared to 21% for the three months ended December 31, 1997. The increase in gross margin was due primarily to a reduction in cost overruns.

     The Company's ability to maintain or improve its existing margins is dependent on a number of factors, including competition, successful completion of the relocation of its laser optics business, the ability to purchase raw materials and purchased components at costs and prices lower than currently paid by the Company, the successful implementation of automated fabrication processes in its optics operations, and improvements in yield and growth in volume in its microlaser operations. Gross margins on contract research and development revenues are expected to fluctuate over time due to uncertainties inherent in determining the amount of effort required to meet customer expectations.

     Internal Research and Development Expense

     Internal research and development expense was $535,000 for the three months ended December 27, 1998 compared to $712,000 for the three months ended December 31, 1997, a decrease of $177,000 or 25%. The decrease was due to a substantial reduction in research and development on optics products and to a shift in microlaser resources from research to manufacturing. The Company expects that internal research and development expense will remain at current levels for the remainder of the fiscal year.

     Selling, General and Administrative Expense

     Selling, general and administrative expense was $2,153,000 for the three months ended December 27, 1998 compared to $1,951,000 for the three months ended December 31, 1997, an increase of $202,000 or 10%. The increase was due to additional staffing to strengthen certain administrative functions and to higher sales and marketing expense for microlaser products. Selling, general and administrative expense is not expected to increase significantly as a percentage of sales in future periods.

     Interest Expense

     Net interest expense was $113,000 for the three months ended December 27, 1998 compared to $49,000 for the three months ended December 31, 1997, an increase of $64,000 or 131%. The increase was due primarily to higher levels of borrowing to finance capital additions. The Company expects interest expense to increase at a slower rate due to lower levels of planned investment in capital additions.

     Income Taxes

     Income taxes were $4,000 for the three months ended December 27, 1998 compared to $87,000 for the three months ended December 31, 1997, a decrease of $83,000 or 95%. The decrease was due to the elimination of the requirement to file a separate tax return for certain of the Company's subsidiaries. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the recent issuances of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Subsequent to its initial public offering (IPO) of common stock in 1997, the Company has satisfied its liquidity requirements from the proceeds of the IPO and bank debt. Prior to the IPO, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, the issuance of subordinated debentures and capital equipment leasing and bank debt.

     Cash used in operating activities was $1,124,000 for the three months ended December 27, 1998 compared to $101,000 for the three months ended December 31, 1997, an increase of $1,023,000. The primary reasons for the increase were the operating loss sustained for the three month period, inventory investments in raw materials and components for optics and microlasers and an increase in accounts receivable primarily due to timing of shipments during the quarter.

     Cash used in investing activities was $375,000 for the three months ended December 27, 1998 compared to $1,918,000 for the three months ended December 31, 1997, a decrease of $1,543,000. The decrease is due primarily to reduced requirements for new property and equipment for manufacturing operations. The Company does not expect the rate of investment in capital equipment to change significantly for the remainder of the fiscal year.

     Cash provided by financing activities was $381,000 for the three months ended December 27, 1998 compared to cash used of $70,000 for the three months ended December 31, 1997. The source of cash in the current year is new bank financing for capital additions and draws on a working capital line of credit. For the remainder of the year, the Company expects the primary source of cash to be additional bank borrowings to finance additions to property and equipment and line of credit draws to finance working capital.

     The Company believes that its current cash balance together with other sources of liquidity will satisfy its cash requirements for at least the next 12 months.

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

RISK FACTORS

     History of Operating Losses and Accumulated Deficit

     The Company has incurred operating losses in the past and, at December 27, 1998, had an accumulated deficit of $8.8 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

     Competition

     In each of the markets that the Company serves, the Company faces competition from established companies, many of which have substantially greater financial, engineering, research, development, manufacturing, sales, marketing, service and support resources, including greater name recognition, a larger installed base of products and long-standing customer relationships. In addition, some of the Company's competitors are customers of the Company which might have the ability to perform or obtain the capability to perform projects which are presently being performed for them by the Company. There can be no assurance that the Company will be able to maintain the Company's existing contracts or obtain additional contracts for projects at favorable rates, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its new products will receive market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

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

     Fluctuations in Quarterly Performance

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures, especially in connection with its microlasers and microlaser based products. If significant variations were to occur between forecasts and actual orders with respect to its optics businesses or microlaser and microlaser based products, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. Such variations have occurred in the past and could occur again in the future as a result of increases in development expenditures for proposed new products, product introductions by competitors, changes in customer ordering patterns and other factors. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Sales

     International sales accounted for approximately 33% and 41% of the Company's total revenues in the three months ended December 27, 1998 and December 31, 1997, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

     Exposure to Government Markets

     Approximately 46% of the Company's product sales in the three months ended December 27, 1998 were derived from customers in the defense industry. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, over 50% of the Company's contract research and development revenues were derived from contracts with various U.S. government agencies. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

     Exposure to Major Customer

     Approximately 27% of the Company's sales in the three months ended December 27, 1998 were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  EXHIBIT INDEX

     27.1 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LASER POWER CORPORATION


Date: February 10, 1999                 /s/ Paul P. Wickman, Jr.
                                        ----------------------------------------
                                        Paul P. Wickman, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)