Form 10-Q
period 1999-03-28
LASER POWER CORP/FA
filed 1999-05-12
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999.


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    As of March 28, 1999, there were 8,477,288 shares of the Registrant's Common Stock outstanding.



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

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 28, 1999 (unaudited) and September  30, 1998...........      3

           Condensed Consolidated Statements of Operations (unaudited)
           for the three and six months ended March 28, 1999 and
           March 31, 1998...............................................      4

           Condensed Consolidated Statements of Cash Flows (unaudited)
           for the six  months ended March 28, 1999 and March  31, 1998.      5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)..................................................      6

ITEM 2.    Management's Discussion And Analysis Of Results Of Operations And
           Financial Condition..........................................      8

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders..........     15

ITEM 6.    Exhibits and Reports on Form 8-K.............................     15

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                              LASER POWER CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)


                                                           March 28, 1999   September 30, 1998
                                                         ------------------ ------------------
                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .......................      $        969       $      2,412
  Restricted cash .................................             1,036              1,000
  Accounts receivable, net ........................             6,745              5,660
  Inventories, net ................................             6,942              6,874
  Other current assets ............................               381                547
                                                         -------------      -------------
          Total current assets ....................            16,073             16,493
Property and equipment, net .......................             7,907              8,088
Intangibles and other assets,  net ................               805                820
                                                         -------------      -------------
          Total assets ............................      $     24,785       $     25,401
                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank ............................      $      1,833       $         --
  Accounts payable ................................             2,955              2,234
  Accrued compensation and related expenses .......             1,251              1,305
  Accrued acquisition and integration .............             1,333              1,554
  Accrued liabilities .............................               701              1,668
  Current portion of long-term debt ...............             1,041              4,428
                                                         -------------      -------------
          Total current liabilities ...............             9,114             11,189
Long-term liabilities .............................               801              1,032
Long-term debt ....................................             2,685                287
Subordinated convertible debentures ...............             1,660              1,660
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized -- 3,000,000 shares
       Issued and outstanding - None ..............                --                 --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         8,398,455 shares at September 30, 1998
         and 8,477,288 shares at March 28, 1999 ...                 8                  8
  Additional paid-in capital ......................            19,484             19,416
  Foreign currency translation adjustment .........               (74)               (39)
  Accumulated deficit .............................            (8,893)            (8,152)
                                                         -------------      -------------
          Total stockholders' equity ..............            10,525             11,233
                                                         -------------      -------------
          Total liabilities and stockholders' equity     $     24,785       $     25,401
                                                         =============      =============

                             See accompanying notes.


                                              LASER POWER CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)
                                     (in thousands, except per share amounts)

                                                         Three Months Ended                     Six Months Ended
                                                   --------------------------------     ---------------------------------
                                                   March 28, 1999    March 31, 1998     March 28, 1999     March 31, 1998
                                                   --------------    --------------     --------------     --------------
Revenues:
  Product sales............................        $       8,392     $       8,287      $      16,154      $      16,065
  Contract research and development........                1,286             1,103              2,178              2,502
                                                   --------------    --------------     --------------     --------------
          Total revenues...................                9,678             9,390             18,332             18,567
Costs and expenses:
  Product sales............................                6,264             5,973             12,125             11,732
  Contract research and development........                  897               936              1,556              2,041
  Internal research and development........                  462               623                997              1,335
  Selling, general and administrative......                1,981             1,927              4,134              3,878
  Acquisition and related..................                    -             2,000                  -              2,000
                                                   --------------    --------------     --------------     --------------
          Total costs and expenses.........                9,604            11,459             18,812             20,986
                                                   --------------    --------------     --------------     --------------
Income (loss) from operations..............                   74            (2,069)              (480)            (2,419)
Interest expense, net......................                  139                56                252                105
                                                   --------------    --------------     --------------     --------------
Loss before income taxes...................                  (65)           (2,125)              (732)            (2,524)
Income taxes...............................                    5                73                  9                160
                                                   --------------    --------------     --------------     --------------
Net loss...................................        $         (70)    $      (2,198)     $        (741)     $      (2,684)
                                                   ==============    ==============     ==============     ==============

Basic loss per share.......................        $       (0.01)    $       (0.27)     $       (0.09)     $       (0.33)
                                                   ==============    ==============     ==============     ==============
Diluted loss per share.....................        $       (0.01)    $       (0.27)     $       (0.09)     $       (0.33)
                                                   ==============    ==============     ==============     ==============

Average common shares outstanding  - Basic.                8,424             8,221              8,411              8,160
                                                   ==============    ==============     ==============     ==============
Average common shares outstanding  - Diluted               8,424             8,221              8,411              8,160
                                                   ==============    ==============     ==============     ==============

                             See accompanying notes.


                                              LASER POWER CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                  (in thousands)

                                                                   Six Months Ended
                                                            -------------------------------
                                                            March 28, 1999   March 31, 1998
                                                            --------------   --------------
OPERATING ACTIVITIES
Net loss from operations ...........................        $        (740)   $      (2,684)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ..................                  991              898
    Other ..........................................               (1,058)           2,723
    Changes in operating assets and liabilities ....                 (521)          (2,720)
                                                            --------------   --------------
         Net cash used in operating activities .....               (1,328)          (1,783)

INVESTING ACTIVITIES
Additions to property and equipment ................                 (795)          (2,213)
Changes in other assets and liabilities ............                 (231)             (81)
                                                            --------------   --------------
         Net cash used in investing activities .....               (1,026)          (2,294)

FINANCING ACTIVITIES
Payments on borrowings .............................               (1,287)            (215)
Proceeds from borrowings ...........................                2,131               --
Net proceeds from issuance of stock ................                   67              823
                                                            --------------   --------------
         Net cash provided by financing activities .                  911              608
                                                            --------------   --------------
Net decrease in cash and cash equivalents ..........               (1,443)          (3,469)
Cash and cash equivalents at beginning of the period                2,412            8,199
                                                            --------------   --------------
Cash and cash equivalents at end of the period .....        $         969    $       4,730
                                                            ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ...........        $         210    $         175
                                                            ==============   ==============

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of March 28, 1999 and the consolidated results of operations for the three and six months ended March 28, 1999 and March 31, 1998.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 28, 1999 are not necessarily indicative of the results that may be attained for the entire fiscal year.

    The Company has adopted a policy to report the quarterly results using a thirteen week reporting period, but the annual results will continue to be reported based on a September 30 year-end.

    In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the periods ended March 28, 1999 and March 31, 1998.

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

3. FINANCING AGREEMENTS

    In February 1999, the Company entered into a new credit agreement with its bank. The credit agreement provides for a revolving line of credit of $2,500,000, subject to a borrowing base limitation, with an annual interest rate of 1.5% above the bank's prime rate. The line of credit expires on August 1, 1999. The Company has borrowed $1,833,000 against this line as of March 28, 1999.

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

     In connection with the new credit agreement, the Company paid in full a third term loan of $946,000 during February 1999.

    All borrowings under the above credit agreements are secured by accounts receivable, inventory, intangibles, and property and equipment. The agreements contain restrictive covenants which include limitations on losses, maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, investment levels in the Company's Belgian subsidiary, additional borrowings and payments of dividends. At March 28, 1999, the Company was not in compliance with one of these covenants; however, a waiver has been obtained from the bank. The Company has pledged a $1,000,000 certificate of deposit as additional collateral for the two term loans.


4.       INVENTORIES (in thousands)

                                        March 28, 1999        September 30, 1998
                                        --------------        ------------------
                                         (unaudited)

Raw materials.......................        $ 3,032                $ 2,671
Work in progress....................          3,603                  3,525
Finished goods......................          1,307                  1,461
                                            --------               --------
     Subtotal.......................          7,942                  7,657
Reserves............................         (1,000)                  (783)
                                            --------               --------
Inventories, net....................        $ 6,942                $ 6,874
                                            ========               ========

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

    The revenues, net income (loss) and total assets of the Company's optics and microlaser operations for the three and six months ended March 28, 1999 were as follows (in thousands):


Three Months ended                                                        Reconciling
March 28, 1999 (unaudited)                  Optics        Microlasers         Items          Combined
-------------------------                   ------        -----------     -----------        --------
Total revenues......................        $ 8,583          $ 1,255         $  (160)         $ 9,678
Net income (loss)...................        $   962          $  (895)        $  (137)         $   (70)


Six Months ended                                                          Reconciling
March 28, 1999 (unaudited)                  Optics        Microlasers         Items          Combined
-------------------------                   ------        -----------     -----------        --------
Total revenues......................        $16,294          $ 2,255         $  (217)         $18,332
Net income (loss)...................        $ 1,242          $(1,716)        $  (267)         $  (741)

                                                                          Reconciling
March 28, 1999 (unaudited)                  Optics        Microlasers         Items          Combined
-------------------------                   ------        -----------     -----------        --------
Total assets........................        $     -          $     -         $     -          $24,785


     The Company does not prepare total asset information by segment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
          CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three and six months ended March 28, 1999, product sales were $8,392,000 and $16,154,000 compared to $8,287,000 and $16,065,000 for the three and six months ended March 31, 1998, an increase of $105,000 or 1% for the three months and $89,000 or 1% for the six months ended March 28, 1999. Contract research and development revenues were $1,286,000 and $2,178,000 for the three and six months ended March 28, 1999 compared to $1,103,000 and $2,502,000 for the three and six months ended March 31,1998, an increase of $183,000 or 17% for the three months and a decrease of $324,000 or 13% for the six months ended March 28, 1999. Sales of infrared optics increased primarily due to higher delivery rates on long-term production contracts, and sales of microlasers increased due to increased market share and resolution of production problems. These increases were offset by a decline in sales of the Company's laser optics for industrial and medical applications, primarily due to competition in domestic markets and to lower demand related to the Asian economic situation. The increases and decreases in contract revenues are due primarily to changing levels of contract funding for development of microlaser-based display technology.

    A number of factors will determine whether the Company will be able to sustain or increase the current level of product sales, including significant competition in laser optics markets, uncertainties in foreign markets (particularly Asia) and currency exchange rates, the impact of relocation and consolidation of optics operations on customer service and employee retention, the timing of exercise of customer options on long-term production contracts for optics for military applications, and the Company's ability to improve the manufacture and sale of microlaser products. Contract research and development revenues are expected to fluctuate in the future due to timing of performance on existing contracts and to uncertainties in the timing and amount of future contract awards.

    Gross Profit

    Gross profit on product sales was $2,128,000 and $4,029,000 for the three and six months ended March 28, 1999 compared to $2,314,000 and $4,333,000 for the three and six months ended March 31, 1998, a decrease of $186,000 or 8% for the three months and $304,000 or 7% for the six months ended March 28, 1999. Gross profit on research and development revenues was $389,000 and $622,000 for the three and six months ended March 28, 1999 compared to $167,000 and $461,000, an increase of $222,000 or $133% for the three months and $161,000 or 35% for the six months ended March 28, 1999. Gross margin on product sales was 25% for the three and six months ended March 28, 1999 compared to 28% for the three months and 27% for the six months ended March 31, 1998. The lower gross margin on product sales was primarily due to lower margins in laser optics resulting from competition and manufacturing disruptions associated with relocation of the Company's laser optics business, partially offset by higher margins on infrared optics due to favorable product mix and manufacturing efficiencies. Gross margin on contract research and development revenues was 30% for the three months and 29% for the six months ended March 28, 1999 compared to 15% for the three months and 18% for the six months ended March 31, 1998. The increase in gross margin was due primarily to a reduction in cost overruns and to overhead cost reductions.

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

    Internal Research and Development Expense

    Internal research and development expense was $462,000 for the three months and $997,000 for the six months ended March 28, 1999 compared to $623,000 for the three months and $1,335,000 for the six months ended March 31, 1998, a decrease of $161,000 or 26% for the three months and $338,000 or 25% for the six months ended March 28, 1999. The decrease was due to a substantial reduction in research and development on optics products and to a shift in microlaser resources from research to manufacturing. The Company expects that internal research and development expense will remain at or below current levels for the remainder of the fiscal year.

    Selling, General and Administrative Expense

    Selling, general and administrative expense was $1,981,000 for the three months and $4,134,000 for the six months ended March 28, 1999 compared to $1,927,000 for the three months and $3,878,000 for the six months ended March 31, 1998, an increase of $54,000 or 3% for the three months and $256,000 or 7% for the six months ended March 28, 1999. The increase was due to additional staffing to strengthen certain administrative functions and to higher sales and marketing expense for microlaser products. The Company has implemented cost control measures during the most recent fiscal quarter. As a result, selling, general and administrative expense is not expected to increase as a percentage of sales in the near term.

    Acquisition and Related Expense

    During the three months ended March 31, 1998, the Company expensed $2,000,000 of current and future costs in connection with its acquisition of EMI Acquisition Corp. and a plan to integrate its existing optics operations with EMI operations. There were no comparable expenses during the three and six months ended March 28, 1999.

    Interest Expense

    Net interest expense was $139,000 for the three months and $252,000 for the six months ended March 28, 1999 compared to $56,000 for the three months and $105,000 for the six months ended March 31, 1998, an increase of $83,000 or 148% for the three months and $147,000 or 140% for the six months ended March 28, 1999. The increase was due primarily to higher levels of borrowing to finance capital additions and to revised credit terms with its bank which has resulted in higher borrowing costs. The Company expects interest expense to increase at a slower rate due to lower levels of planned investment in capital additions.

    Income Taxes

    Income taxes were $5,000 for the three months and $9,000 for the six months ended March 28, 1999 compared to $73,000 for the three months and $160,000 for the six months ended March 31, 1998, a decrease of $68,000 or 93% for the three months and $151,000 or 94% for the six months ended March 28, 1999. The decrease was due to the elimination of the requirement to file a separate tax return for certain of the Company's subsidiaries. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the recent issuances of common stock.

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

    Cash used in operating activities was $1,328,000 for the six months ended March 28, 1999 compared to $1,783,000 for the six months ended March 31, 1998, a decrease in use of cash of $455,000. The primary reasons for the decrease were the reduced operating loss in the current fiscal year, mostly offset by an increase in accounts receivable primarily due to timing of shipments during the quarter.

    Cash used in investing activities was $1,026,000 for the six months ended March 28, 1999 compared to $2,294,000 for the three months ended March 31, 1998, a decrease in use of cash of $1,268,000. The decrease is due primarily to reduced requirements for new property and equipment for manufacturing operations. The Company does not expect the rate of investment in capital equipment to change significantly for the remainder of the fiscal year.

    Cash provided by financing activities was $911,000 for the six months ended March 28, 1999 compared to $608,000 for the six months March 31, 1998, an increase in cash provided of $303,000. The increase in cash provided in the current year is due to draws on a working capital line of credit, partially offset by a paydown in long-term debt required by the Company's revised credit agreement with its bank. For the remainder of the year, the Company expects the primary source of cash from financing activities to be line of credit draws to finance working capital.

    The Company believes that its current cash balance together with other sources of liquidity will satisfy its cash requirements for at least the next 12 months. The Company's current credit agreement with its bank limits its investment in capital equipment and debt financing from other sources. The Company's ability to obtain more favorable credit terms will depend in large part on achieving profitability in the near term.

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

RISK FACTORS

    History of Operating Losses and Accumulated Deficit

    The Company has incurred operating losses in the past and, at March 28, 1999, had an accumulated deficit of $8.9 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

    Future Capital Requirements

    Although the Company believes that its existing cash balances and available lines of credit will be sufficient to meet its capital requirements for at least the next 12 months, the Company may require additional equity or debt financing to compete effectively in the markets it serves. The timing and amount of the Company's capital requirements cannot be precisely determined at this time and will depend on a number of factors, including the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to the then existing stockholders will result.

     Uncertainty of Nasdaq National Market Listing

     The Company's common stock is currently listed on the Nasdaq National Market. Nasdaq has certain requirements that a company must meet to remain listed on the Nasdaq National Market. Based on the Company's history of operating losses and recent minimum bid prices for its common stock, it may not be able to maintain the standards for continued listing of its common stock on the Nasdaq National Market. If the common stock is delisted from the Nasdaq National Market, any trading might then be conducted on the Nasdaq SmallCap Market, which is a significantly less active market than the Nasdaq National Market. As a result, stockholders could find it more difficult to dispose of their Laser Power common stock.

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

    Risks Associated with International Sales

    International sales accounted for approximately 28% and 39% of the Company's total revenues in the six months ended March 28, 1999 and March 31, 1998, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

    Exposure to Government Markets

    Approximately 48% of the Company's product sales in the six months ended March 28, 1999 were derived from customers in the defense industry. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, over 50% of the Company's contract research and development revenues were derived from contracts with various U.S. government agencies. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

    Exposure to Major Customer

    Approximately 27% of the Company's sales in the six months ended March 28, 1999 were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on February 5, 1999 in San Diego, California.

     PROPOSAL I - ELECTION OF DIRECTORS

     Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

          Candidate                   Votes in favor      Votes withheld
          ---------                   --------------      --------------
          Douglas H. Tanimoto, Ph.D.    6,636,700            622,272
          William G. Frederick          6,685,710            573,262
          Robert G. Klimasewski         6,685,710            573,262
          Richard C. Laird              6,685,710            573,262
          John C. Stiska                6,664,792            594,180
          Dick Sharman                  6,685,710            573,262
          Robert P. Perkins             6,685,710            573,262

     PROPOSAL II - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

          Votes in favor        Votes against       Votes abstained
          --------------        -------------       ---------------
            7,024,008              232,742              2,222


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX
     10.1 Credit Agreement dated February 1, 1999 between the Company and Wells Fargo Bank and related promissory notes.

     27.1         Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASER POWER CORPORATION


Date: May 12, 1999                  /s/ Paul P. Wickman, Jr.
                                    --------------------------------------------
                                    Paul P. Wickman, Jr.
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)