Form 10-Q
period 1999-06-27
LASER POWER CORP/FA
filed 1999-08-06
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999.


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

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    As of June 27, 1999, there were 8,477,288 shares of the Registrant's Common Stock outstanding.


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

                                                                                                                         PAGE
                                                                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 27, 1999 (unaudited) and
          September 30, 1998...........................................................................................    3

          Condensed Consolidated Statements of Operations (unaudited) for the three and nine months
          ended June 27, 1999 and June 30, 1998........................................................................    4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
          June 27, 1999 and June  30, 1998.............................................................................    5

          Notes to Condensed Consolidated Financial Statements (unaudited).............................................    6

ITEM 2.   Management's Discussion And Analysis Of Results Of Operations And
          Financial Condition..........................................................................................    8

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.............................................................................   15


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             LASER POWER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             June 27, 1999     September 30, 1998
                                                             -------------     ------------------
                                                              (unaudited)
ASSETS
Current assets:
  Cash and restricted cash.................                  $      1,045         $      3,412
  Accounts receivable, net.................                         6,195                5,660
  Inventories, net.........................                         6,757                6,874
  Other current assets.....................                           322                  547
                                                             -------------        -------------
      Total current assets.................                        14,319               16,493
Property and equipment, net................                         8,733                8,088
Intangibles and other assets, net..........                           788                  820
                                                             -------------        -------------
      Total assets.........................                  $     23,840         $     25,401
                                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank.....................                  $      1,866         $         --
  Accounts payable.........................                         2,087                2,234
  Accrued compensation and related expenses                         1,626                1,305
  Accrued liabilities......................                         1,895                3,222
  Current portion of long-term debt........                         1,100                4,428
                                                             -------------        -------------
      Total current liabilities............                         8,574               11,189
Long-term liabilities......................                           619                1,032
Long-term debt.............................                         2,487                  287
Subordinated convertible debentures........                         1,660                1,660
Stockholders' equity:
  Convertible preferred stock, $.001 par value:
     Authorized -- 3,000,000 shares
       Issued and outstanding - None.......                            --                   --
  Common stock, $.001 par value:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         8,398,455 shares at September 30, 1998 and
         8,477,288 shares at June 27, 1999.                             8                    8
  Additional paid-in capital...............                        19,484               19,416
  Foreign currency translation adjustment..                           (38)                 (39)
  Accumulated deficit......................                        (8,954)              (8,152)
                                                             -------------        -------------
      Total stockholders' equity...........                        10,500               11,233
                                                             -------------        -------------
      Total liabilities and stockholders' equity             $     23,840         $     25,401
                                                             =============        =============

                             See accompanying notes.


                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                         Three Months Ended                    Nine Months Ended
                                                         ------------------                    -----------------
                                                  June 27, 1999      June 30, 1998      June 27, 1999     June 30, 1998
                                                  -------------      -------------      -------------     -------------
Revenues:
  Product sales............................       $      8,444       $      7,948       $     24,598      $     24,013
  Contract research and development........              1,255                676              3,433             3,178
                                                  -------------      -------------      -------------     -------------
       Total revenues......................              9,699              8,624             28,031            27,191
Costs and expenses:
  Product sales............................              6,385              5,319             18,510            17,051
  Contract research and development........                945                650              2,501             2,691
  Internal research and development........                415                685              1,412             2,020
  Selling, general and administrative......              1,873              1,831              6,007             5,709
  Acquisition and related..................                  -                  -                  -             2,000
                                                  -------------      -------------      -------------     -------------
       Total costs and expenses............              9,618              8,485             28,430            29,471
                                                  -------------      -------------      -------------     -------------
Income (loss) from operations..............                 81                139               (399)           (2,280)
Interest expense, net......................                142                 84                394               189
                                                  -------------      -------------      -------------     -------------
Loss before income taxes...................                (61)                55               (793)           (2,469)
Income taxes...............................                  -                 79                  9               239
                                                  -------------      -------------      -------------     -------------
Net loss...................................       $        (61)      $        (24)      $       (802)     $     (2,708)
                                                  =============      =============      =============     =============

Basic loss per share.......................       $      (0.01)      $       0.00       $      (0.10)     $      (0.33)
                                                  =============      =============      =============     =============
Diluted loss per share.....................       $      (0.01)      $       0.00       $      (0.10)     $      (0.33)
                                                  =============      =============      =============     =============

Average common shares outstanding  - Basic.              8,477              8,346              8,433             8,222
                                                  =============      =============      =============     =============
Average common shares outstanding  - Diluted             8,477              8,346              8,433             8,222
                                                  =============      =============      =============     =============

                             See accompanying notes.


                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                              Nine Months Ended
                                                                              -----------------
                                                                       June 27, 1999    June 30, 1998
                                                                       -------------    -------------
OPERATING ACTIVITIES
Net loss from operations......................................         $       (802)    $     (2,708)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.............................                1,453            1,359
    Other current assets and current liabilities..............               (1,102)           2,203
    Changes in operating assets and liabilities...............                 (658)          (3,317)
                                                                       -------------    -------------
       Net cash used in operating activities..................               (1,109)          (2,463)

INVESTING ACTIVITIES
Additions to property and equipment...........................               (2,019)          (3,303)
Changes in other assets and liabilities.......................                  (45)            (127)
                                                                       -------------    -------------
       Net cash used in investing activities..................               (2,064)          (3,430)

FINANCING ACTIVITIES
Payments on borrowings........................................               (1,635)          (2,211)
Proceeds from borrowings......................................                2,374            3,404
Net proceeds from issuance of stock                                              67              836
                                                                       -------------    -------------
       Net cash provided by financing activities..............                  806            2,029
                                                                       -------------    -------------
Net decrease in cash and cash equivalents.....................               (2,367)          (3,864)
Cash and restricted cash at beginning of the period...........                3,412            8,199
                                                                       -------------    -------------
Cash and restricted cash at end of the period.................         $      1,045     $      4,335
                                                                       =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest......................         $        422     $        488
                                                                       =============    =============

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of June 27, 1999 and the consolidated results of operations for the three and nine months ended June 27, 1999 and June 30, 1998.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 27, 1999 are not necessarily indicative of the results that may be attained for the entire fiscal year.

    The Company has adopted a policy to report the quarterly results using a thirteen week reporting period, but the annual results will continue to be reported based on a September 30 year-end.

    In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income is not materially different than reported net income for the periods ended June 27, 1999 and June 30, 1998.

2. LOSS PER SHARE

    The loss per share information was computed applying the requirements of recently effective Statement of Financial Accounting Standards No. 128 and SEC staff accounting bulletin No. 98. Basic loss per share considers the weighted average number of common shares outstanding. Diluted loss per share considers the shares included as basic shares outstanding, and the dilutive effects of stock options and warrants to purchase common stock, and other common stock equivalents.

3. FINANCING AGREEMENTS

    In February 1999, the Company entered into a new credit agreement with its bank. The credit agreement provides for a revolving line of credit of $2,500,000, subject to a borrowing base limitation, with an annual interest rate of 1.5% above the bank's prime rate. The Company has borrowed $1,866,000 against this line as of June 27, 1999. The line of credit expires on September 15, 1999. The Company intends to negotiate with the bank to renew the line of credit upon expiration. However, there can be no assurances that the company will be successful in renewing the line of credit at the same or more favorable terms, if at all.


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

    All borrowings under the above credit agreements are secured by accounts receivable, inventory, intangibles, and property and equipment. The agreements contain restrictive covenants which include limitations on losses, maintenance of minimum tangible net worth, debt to equity and cash flow ratios, as well as restrictions on capital and lease expenditures, and additional borrowings and payments of dividends. At June 27, 1999, the Company was not in compliance with two of these covenants; however, a waiver has been obtained from the bank. The Company has pledged a $1,000,000 certificate of deposit as additional collateral for the two term loans.



4. INVENTORIES (in thousands)

                                           June 27, 1999      September 30, 1998
                                           -------------      ------------------
                                            (unaudited)
Raw materials.......................       $      2,913         $     2,671
Work in progress....................              3,718               3,525
Finished goods......................              1,233               1,461
                                           -------------        ------------
     Subtotal.......................              7,864               7,657
Reserves............................             (1,107)               (783)
                                            ------------        ------------
Inventories, net....................        $     6,757         $     6,874
                                            ============        ============

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

    The revenues, net income (loss) and total assets of the Company's optics and microlaser operations for the three and nine months ended June 27, 1999 were as follows (in thousands):



Three Months ended
June 27, 1999 (unaudited)                   Optics        Microlasers     Reconciling Items      Combined
------------------------                    ------        -----------     -----------------      --------
Total revenues......................        $ 8,659          $ 1,074         $   (34)             $ 9,699
Net income (loss)...................        $   670          $  (547)        $  (184)             $   (61)


Nine Months ended
June 27, 1999 (unaudited)                   Optics        Microlasers     Reconciling Items      Combined
------------------------                    ------        -----------     -----------------      --------
Total revenues......................        $24,953          $ 3,329         $  (251)             $28,031
Net income (loss)...................        $ 1,912          $(2,263)        $  (451)             $  (802)


June 27, 1999 (unaudited)                   Optics        Microlasers     Reconciling Items      Combined
------------------------                    ------        -----------     -----------------      --------
Total assets........................        $     -          $     -         $     -              $23,840



     The Company does not prepare total asset information by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three and nine months ended June 27, 1999, product sales were $8,444,000 and $24,598,000 compared to $7,948,000 and $24,013,000 for the three and nine months ended June 30, 1998, an increase of $496,000 or 6% for the three months and $585,000 or 2% for the nine months ended June 27, 1999. Contract research and development revenues were $1,255,000 and $3,433,000 for the three and nine months ended June 27, 1999 compared to $676,000 and $3,178,000 for the three and nine months ended June 30,1998, an increase of $579,000 or 86% for the three months and $255,000 or 8% for the nine months ended June 27, 1999. Sales of infrared optics increased primarily due to higher delivery rates on long-term production contracts, and sales of microlasers increased due to increased market share and resolution of production problems. These increases were offset by a decline in sales of the Company's laser optics for industrial and medical applications, primarily due to competition in domestic markets and to delivery issues related to the relocation of this business to the Company's Temecula, California facility. The increases in contract revenues are due to work performed on a subcontract to develop a large optic thin-film coating capability in the Temecula facility.

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

    Gross Profit

    Gross profit on product sales was $2,059,000 and $6,088,000 for the three and nine months ended June 27, 1999 compared to $2,629,000 and $6,962,000 for the three and nine months ended June 30, 1998, a decrease of $570,000 or 22% for the three months and $874,000 or 13% for the nine months ended June 27, 1999. Gross profit on research and development revenues was $310,000 and $932,000 for the three and nine months ended June 27, 1999 compared to $26,000 and $487,000, an increase of $284,000 or 1,092% for the three months and $445,000 or 91% for the nine months ended June 27, 1999. Gross margin on product sales was 24% for the three months and 25% for the nine months ended June 27, 1999 compared to 33% for the three months and 29% for the nine months ended June 30, 1998. The lower gross margin on product sales was primarily due to lower margins in laser optics resulting from increased competition and manufacturing disruptions associated with relocation of the Company's laser optics business, partially offset by higher margins on infrared optics due to favorable product mix and manufacturing efficiencies. Gross margin on contract research and development revenues was 25% for the three months and 27% for the nine months ended June 27, 1999 compared to 4% for the three months and 15% for the nine months ended June 30, 1998. The increase in gross margin was due to the increase in contract research and development revenues.

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

    Internal Research and Development Expense

    Internal research and development expense was $415,000 for the three months and $1,412,000 for the nine months ended June 27, 1999 compared to $685,000 for the three months and $2,020,000 for the nine months ended June 30, 1998, a decrease of $270,000 or 39% for the three months and $608,000 or 30% for the nine months ended June 27, 1999. The decrease was due to a substantial reduction in research and development on optics products and to a shift in microlaser resources from research to manufacturing. The Company expects that internal research and development expense will remain at or below current levels for the remainder of the fiscal year.

    Selling, General and Administrative Expense

    Selling, general and administrative expense was $1,873,000 for the three months and $6,007,000 for the nine months ended June 27, 1999 compared to $1,831,000 for the three months and $5,709,000 for the nine months ended June 30, 1998, an increase of $42,000 or 2% for the three months and $298,000 or 5% for the nine months ended June 27, 1999. The increase was due to additional staffing to strengthen certain administrative functions, higher sales and marketing expense for microlaser products, and to moving and relocation costs in connection with the integration of its existing operations with EMI operations. Selling, general and administrative expense is not expected to increase as a percentage of sales in the near term.

    Acquisition and Related Expense

    During the nine months ended June 30, 1998, the Company expensed $2,000,000 of current and future costs in connection with its acquisition of EMI Acquisition Corp. and a plan to integrate its existing optics operations with EMI operations. There were no comparable expenses during the three and nine months ended June 27, 1999.

    Interest Expense

    Net interest expense was $142,000 for the three months and $394,000 for the nine months ended June 27, 1999 compared to $84,000 for the three months and $189,000 for the nine months ended June 30, 1998, an increase of $58,000 or 69% for the three months and $205,000 or 108% for the nine months ended June 27, 1999. The increase was due primarily to higher levels of borrowing to finance capital additions and to revised credit terms with its bank which has resulted in higher borrowing costs. The Company expects interest expense to increase at a slower rate due to lower levels of planned investment in capital additions.

    Income Taxes

    There were no income taxes for the three months and $9,000 for the nine months ended June 27, 1999 compared to $79,000 for the three months and $239,000 for the nine months ended June 30, 1998, a decrease of $79,000 or 100% for the three months and $230,000 or 96% for the nine months ended June 27, 1999. The decrease was due to the elimination of the requirement to file a separate tax return for certain of the Company's subsidiaries. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the recent issuances of common stock.

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

    Cash used in operating activities was $1,109,000 for the nine months ended June 27, 1999 compared to $2,463,000 for the nine months ended June 30, 1998, a decrease in use of cash of $1,354,000. The primary reason for the decrease was the reduced operating loss in the current fiscal year, partially offset by changes in items to reconcile the net loss to cash used in operating activities.

    Cash used in investing activities was $2,064,000 for the nine months ended June 27, 1999 compared to $3,430,000 for the three months ended June 30, 1998, a decrease in use of cash of $1,366,000. The decrease is due primarily to reduced requirements for new property and equipment for manufacturing operations. The Company does not expect the rate of investment in capital equipment to change significantly for the remainder of the fiscal year.

    Cash provided by financing activities was $806,000 for the nine months ended June 27, 1999 compared to $2,029,000 for the nine months June 30, 1998, an decrease in cash provided of $1,223,000. The decrease in cash provided in the current year is primarily due to a reduction in cash provided by issuance of stock. For the remainder of the year, the Company expects the primary source of cash from financing activities to be line of credit draws to finance working capital and equipment leasing for machinery additions.

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

    The Company recognizes the need to ensure that the Year 2000 issue will not impact its operations. The Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own products. The Company has completed the assessment phase and the majority of the remediation phase is complete. The Company intends to ensure that its information systems are Year 2000 ready by elimination of certain information storage and processing systems which would be difficult and costly to upgrade, and consolidating its requirements on systems using third party software certified to be Year 2000 compliant. This consolidation has occurred, and final testing of the software and hardware will occur prior to September 30, 1999. The Company has identified critical operations dependent on microprocessors that might be impacted by the Year 2000 issue and is working with vendors to implement the necessary corrective action. This process is being accomplished through written and verbal contact, and is expected to be completed prior to October 31, 1999. The Company also has contacted critical suppliers and customers to determine the status of their Year 2000 readiness programs. The Company has requested that each critical supplier and customer provide information with respect to their efforts to address the Year 2000 issue. Based on our contacts with critical customers and suppliers, the Company is not aware of any lack of readiness on their part. However, there can be no assurances that there will be no lack of readiness on the part of the Company's critical customers and suppliers. The Company is monitoring these efforts until assurances are received of Year 2000 readiness.

    To date, the Company's expenditures on such corrective actions and surveys has been largely salaries and wages of employees performing their normal duties and responsibilities, and incremental costs have not been material. Based on contacts with critical customers and suppliers and assessment of the remediation necessary, the Company does not expect to incur material costs in the future related to addressing the Year 2000 issue. However, there can be no assurances that the Company will not need to incur material costs in the future related to addressing the Year 2000 issue. The Company does not have the financial resources to maintain higher than normal levels of inventory and to take other actions to insulate itself from disruption to its suppliers and customers caused by their failure to achieve Year 2000 compliance. Although the Company does not believe that it has a material exposure to the Year 2000 issue with respect to its own products, there can be no assurance that failure of the Company to complete consolidation of its information storage and processing on Year 2000 ready systems, to implement corrective action for microprocessor software which supports critical operations, or of its critical suppliers and customers to adequately address the Year 2000 issue in a timely fashion, will not result in a material adverse effect on the Company's business, financial condition or operating results.

RISK FACTORS

    History of Operating Losses and Accumulated Deficit

    The Company has incurred operating losses in the past and, at June 27, 1999, had an accumulated deficit of $9.0 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

    Risks Associated with International Sales

    International sales accounted for approximately 26% and 38% of the Company's total revenues in the nine months ended June 27, 1999 and June 30, 1998, respectively, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

    Exposure to Government Markets

    Approximately 50% of the Company's product sales in the nine months ended June 27, 1999 were derived from customers in the defense industry. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, over 50% of the Company's contract research and development revenues were derived from contracts with various U.S. government agencies. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

    Exposure to Major Customer

    Approximately 27% of the Company's sales in the nine months ended June 27, 1999 were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

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

                                    LASER POWER CORPORATION


Date: August _, 1999                /s/ Paul P. Wickman, Jr.
                                    --------------------------------------------
                                    Paul P. Wickman, Jr.
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)