Form 10-K
period 1999-09-30
LASER POWER CORP/FA
filed 1999-12-29
CIK 874019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 755-0700
                                ----------------

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

                                 Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the NASDAQ National Market System was $12,895,473 as of December 1, 1999.*

    The number of shares of Common Stock outstanding was 8,629,987 as of December 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (TO THE EXTENT INDICATED HEREIN)

    Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with the 2000 Annual Meeting of Stockholders to be held on or about March 3, 2000 (the "2000 Annual Meeting") is incorporated herein by reference into Part III of this Report.

    Certain exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-24421), as amended, and the Registrant's Registration Statement on Form S-4 (No. 333-43415), as amended, are incorporated herein by reference into Part IV of this Report.

------------
* Excludes 3,421,798 shares of Common Stock held by directors and officers and certain stockholders whose beneficial ownership exceeds ten percent of the shares outstanding on December 1, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

                                     PART I

ITEM 1.  BUSINESS

    Laser Power designs, manufactures and markets high performance optics for industrial, medical and military applications. The Company also provides thin film design and coating services to industrial and military customers. The Company's laser optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. The Company's infrared optics products are sold primarily to the U.S. government and its prime contractors for use in night vision and thermal imaging and guidance systems.

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

    The Company's infrared optics products are primarily windows, window assemblies and domes. Windows and window assemblies are utilized in thermal imaging systems that provide night vision, target acquisition and designation and low altitude navigation capabilities. These systems are installed in various platforms, including ground vehicles, helicopters and fixed-wing aircraft. Domes are utilized as a protective cover and infrared filter for various infrared guided missiles. Missile sizes range from small, man-portable designs to larger designs mounted on ground vehicles, helicopters and fixed-wing aircraft.

    The Company's core competencies in the manufacture of laser optics and infrared optics lie in its surface finishing processes and thin film coatings, and in the growth of a key material used in most of its infrared windows. The Company believes that its expertise in these areas provides it with a significant competitive advantage.

RESTRUCTURING PLAN

    In August 1999 the Board of Directors approved a strategic restructuring plan intended to permit the Company to focus on its core business of the manufacture and sale of high performance laser and infrared optics and thin film coatings. As part of the restructuring plan, the Board approved the disposition of the Company's microlaser manufacturing business and the phase-out of contract research activities not related to the core optics business. The impact of the plan to dispose or phase-out these operations is reported as discontinued operations in the Consolidated Financial Statements for all periods presented.

    On December 16, 1999, the Company concluded a transaction for the sale of certain of its microlaser operations to Melles Griot, Inc., a unit of Barlow Scientific Group Ltd. In exchange for the sale of essentially all of the assets related to the visible microlaser product line, the Company received an initial payment of approximately $2.0 million. An additional payment will be made in January 2000, such that the sum of the two payments will approximate the aggregate net book value of the transferred assets. In addition, the agreement provides for royalty payments on sales of certain laser products, from October 1, 2000 until September 30, 2003. The maximum amount of royalty payments is approximately $2.7 million. Royalty payments will be reported as income from discontinued operations in the period in which they are earned.

    The assets of the Company's inactive 1550nm microlaser product line and the related contract research operations which will be phased out are stated at their estimated realizable value on the Consolidated Balance Sheet at September 30, 1999. The Company is actively seeking one or more buyers for these assets.

INDUSTRY AND MARKET OVERVIEW

   INDUSTRIAL AND MEDICAL LASER TECHNOLOGY

    The use of lasers in industrial and medical applications continues to grow and to expand into new areas. High power CO2 lasers are widely used in industrial applications, such as welding automobile bodies, scribing delicate ceramic circuits and sheet metal cutting. CO2 lasers offer greater quality, speed, flexibility and automation than conventional cutting and welding technologies. Lower power CO2 lasers are used in various medical procedures, including surgical, dermatology and ophthalmology applications. Surgical laser procedures reduce blood loss and post-operative pain compared to other procedures.

The precision optics which collect, form, reflect and transmit the laser beam are crucial to a laser's function. In gas lasers, the lasing medium is encased in a tube with optics at either end. These internal optics may direct the beam from one tube to another, may turn the beam back on itself to further energize the lasing medium or may allow part of the beam to exit the tube while turning the rest of the beam back on itself. In addition to the internal optics, a number of external optics may be used to deliver the beam for its intended application. These external optics may include mirrors, beam splitters, focusing lenses and other special function optics

   INFRARED SENSOR TECHNOLOGY

    Infrared sensors are used in a variety of military and aerospace applications. Fielded systems range from small, personal use devices such as range finders and night vision goggles to sophisticated airborne and space-based imaging and targeting systems. As sensor and signal processing technologies evolve, infrared-based technology is expected to gain wider acceptance for commercial applications.

    Infrared optics are critical to the performance of infrared sensor systems. The typical infrared sensor system utilizes an optic, which acts as a window to the environment external to the sensor package, such as a flat window or a dome, and one or more internal optics. External thin film coatings and surfaces of windows and domes degrade through exposure to the outside environment, and where practical, these optics are periodically refurbished or replaced. Refurbishment and replacement of damaged windows represents an important component of the Company's infrared optics business.

    LARGE APERTURE OPTICS

    The market for thin film design and coating services for large aperture optics is expected to increase due to increased U.S. government funding for development of ground, airborne and space based defensive laser weapon systems. Although the number of fielded systems is likely to be small, design and process research before and after fielding of these systems is expected to be a sustainable market.

    High performance thin film coating technology is an enabling technology for extremely high-energy laser systems. For example, space based systems and ground based systems with space based optical components might not be feasible without light weight optics which are dependent on very low absorption thin film coatings.

PRODUCTS AND SERVICES

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

    MILITARY PRODUCTS AND SERVICES. The Company has developed thin film coatings for a variety of optics utilized in ongoing U.S. government programs. The Company has developed very low absorption thin film coatings for uncooled optics, which are critical to a space-based laser for defense against long range ballistic missiles. The Company has also developed thin film coatings for use in ground based and airborne laser defense systems for use against shorter-range missiles.

    The technology used to produce coatings for optics for these lasers is derived from technology used by the Company for CO2 laser optics. The Company believes that participation in these military programs fosters continued improvement in its optics technology for commercial applications.

    During fiscal year 2000, the Company expects to complete construction of a large aperture optic thin film coating facility. When complete, the facility will enable the Company to provide coating services for optics over 80 inches in diameter. The U.S. government has funded construction of the facility.

   INFRARED OPTICS PRODUCTS

    The Company produces optics for use in infrared systems for night vision imaging and navigation applications, principally for use by the U.S. government. These products include monolithic and segmented windows and window assemblies, focusing optics and missile domes. In addition, the Company provides thin film design and coating services to customers for military and commercial infrared applications. Performance of infrared optics is highly dependent on the durability and optical performance of the thin film coatings applied to the polished surfaces of the optics. The Company believes that the high quality of its thin film coatings, along with its in-house capability for growth of germanium substrates and expertise in high-speed fabrication and polishing provide it with significant competitive advantages.

    GERMANIUM WINDOWS. The substrate material utilized in optics for a significant number of infrared systems is germanium. Depending upon the operating environment, germanium windows may be heated through a metallic grid applied to the surface of the optic. Windows manufactured by the Company are utilized in a variety of platforms including the M1 tank and Bradley fighting vehicle, the AH-64 Apache helicopter, and B-52 and tactical fixed-wing aircraft. Applications include electronic viewing, night vision, target acquisition and designation, and low altitude navigation and targeting. The Company supplies optics during production phases of sensor programs, and provides post-production repair, refurbishment and replacement services. The Company believes it is the principal supplier of heated germanium windows for infrared systems utilized by the U.S. government.

    OTHER WINDOWS. The Company also supplies windows fabricated from materials other than germanium, such as silicon and zinc sulfide. These products are manufactured utilizing the same fabrication and thin film coating processes as are germanium windows. Typically, these products are sold in substantially lower volumes than germanium windows.

    MISSILE DOMES. The Company manufactures domes for the U.S. Army's Javelin missile (a shoulder launched infrared guided anti-tank missile), and is currently in the development or pre-production phase of other U.S. government missile programs. Missile domes are mounted on the tip of infrared guided missiles as a protective cover for the underlying sensor system. These optics are designed to optimize the performance of the sensor system while accommodating the size and weight limitations of the missile. The resultant dome shape is difficult to fabricate in a cost-effective manner utilizing conventional fabrication techniques. The Company has developed and automated high-speed fabrication and polishing processes, which it believes, have enabled it to become a leading supplier of missile domes.

STRATEGY

    The Company's strategy is to expand its current precision optics business through internal growth and industry consolidation, and to expand into related markets where its technologies and its knowledge of laser and laser system technologies and applications provide it with a competitive advantage. Key aspects of the Company's strategy include:

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

   EXPAND MARKETS FOR HIGH PERFORMANCE OPTICS PRODUCTS

    The Company believes that its technologies have applications in markets not currently served by the Company. The Company plans to use its technology base developed for CO2 laser optics and crystal polishing and thin film coating to produce certain optics for neodymium-YAG lasers and visible lasers. The Company also plans to enter other non- CO2 infrared markets using CO2 coatings.

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

   EXPAND CAPABILITIES THROUGH STRATEGIC ALLIANCES AND ACQUISITIONS

    Through alliances with other companies, Laser Power has enhanced its high performance laser optics technologies and broadened its research activities. The Company will continue to identify and, if possible, acquire technologies or other companies that complement its current technologies.

SALES AND MARKETING

    As of December 1, 1999, Laser Power employed 19 persons in continuing operations in sales and marketing at sales offices in the United States and Belgium. The Company promotes its products to OEM and end user customers through a multi-faceted program which includes trade journal advertising, catalog distribution, direct mail promotion, field sales presentations, technical seminars, trade show exhibits and direct telemarketing. The Company sells its products through its direct sales force in the United States and Belgium and through its distributors in the rest of the world.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends in large part on its ability to continue to enhance its existing products and manufacturing processes and to develop new products and processes. As of December 1, 1999, the Company had 14 employees in continuing operations performing research and development in the United States and Belgium. The Company spent $2.4 million during fiscal year 1999 on research and development. The sources of such funds included contracts with customers as well as internal Company funds.

    The Company continuously develops proprietary manufacturing processes for optics fabrication and polishing to lower costs and provide a more flexible manufacturing environment. In addition, the Company continues to improve thin film designs and processes under programs funded by the Company and certain of its customers.

    The successful completion of process and product development activities and the implementation of process changes or transition to manufacture and sale of any resultant products is dependent on a number of factors. These factors include availability of capital for investment in process improvements, determination of demand and appropriate product design, length of development period, development of appropriate manufacturing processes, product performance and sales and marketing. There can be no assurance that development of process improvements or new products will be successfully completed, or that new products developed by the Company will be commercially available or achieve market acceptance.
See "Certain Risk Factors Related to the Company's Business."

MANUFACTURING

    The Company manufactures high performance optics and provides sophisticated thin film design and coating services. Some materials are available only from single suppliers.

    The Company manufactures optics at its Temecula, California and Mexico facilities. Thorium fluoride, zinc selenide, zinc sulfide and germanium are important to the manufacture of optics. The Company purchases all of its thorium fluoride for use in its low absorption thin film coating processes from Cerac Incorporated ("Cerac"), which the Company believes is the sole source for high quality thorium fluoride. Any interruption or cessation of supply by Cerac would have a material adverse effect on the Company's business, financial condition and results of operations.

    In the case of zinc selenide and zinc sulfide, critical raw materials in a significant percentage of the Company's optics products, the Company currently relies principally on one supplier, the Advanced Materials unit of Rohm and Hass Company. To date, the Company has not experienced any material difficulties in the quantity or the quality of the zinc selenide and zinc sulfide delivered. If any such problem arises in the future, the Company would have to seek an alternate supplier. However, there can be no assurance that the Company would be able to secure sufficient inventory of zinc selenide and zinc sulfide to produce sufficient product to meet its customers' needs. A transition to alternate arrangements would involve additional costs and delays in production.

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

    The manufacture of optics is capital intensive. Future manufacturing capacity requirements may require substantial investment in equipment and facilities. See "Certain Risk Factors Related to the Company's Business."

PATENTS AND PROPRIETARY RIGHTS

    In general, the Company's optics products do not use design technology, which is patentable. The Company has filed a patent application for a thin film design, which it believes, provides a significant competitive advantage in certain high power CO2 laser applications. However, there can be no assurance that a patent will be issued.

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

COMPETITION

    The industries in which the Company sells its products are highly competitive. Laser Power's competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service, the quality of its manufacturing processes, the compatibility of its products with existing laser and infrared systems and Laser Power's ability to participate in the growth of emerging technologies. In the laser optics market, Laser Power primarily competes with II-VI, Inc. ("II-VI"), Coherent, Inc. ("Coherent") and Sumitomo Electric Industries, Ltd. II-VI produces its own supply of zinc selenide. The Company uses zinc selenide as the substrate for 40% to 50% of the CO2 laser optics sold by the Company and purchases this raw material from the Advanced Materials unit of Rohm and Haas Corporation. In the infrared optics market, the Company primarily competes with in-house optical fabrication and thin film coating capabilities of major prime contractors, such as Raytheon Corporation.

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

    The Company uses a low-level radioactive material called thorium fluoride to manufacture low absorption thin film coatings. The use, storage and disposal of this material is governed by the State of California which last inspected and licensed the Company's facilities and procedures in February 1996. All thorium fluoride-bearing by-products are collected and disposed of at an appropriately licensed facility.

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

BACKLOG

    With the exception of contracts with the U.S. government and its prime contractors, most customer orders for optics are from stock or for deliveries within one to two months. Backlog of optics was $13.0 million at September 30, 1999, consisting primarily of backlog for infrared optics. Backlog of research contracts fluctuates based on the timing of contract awards and was $700,000 at September 30, 1999.

EMPLOYEES

    As of December 1, 1999, in continuing operations the Company had 207 full time and 3 part time employees in the United States and 37 full time employees in its foreign subsidiaries, and 27 full time employees in discontinued operations in the United States. Of the Company's employees in continuing operations, in the United States 14 were engaged in marketing, sales and related customer-support services, 12 in research and development and 184 in operations, administration and finance. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:


                        NAME                            AGE               POSITION
---------------------------------------------------     ---  -------------------------------------------------
Dick Sharman.......................................     65   Chief Executive Officer and Director
Paul P. Wickman....................................     50   Senior Vice President and Chief Financial Officer
Douglas H. Tanimoto, Ph.D..........................     59   President, Research Division and Director

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

    PAUL P. WICKMAN has served as Senior Vice President and Chief Financial Officer of the Company since September 1992. From 1982 to 1992, he served as Group Vice President, Finance, and Controller of The Titan Corporation, a diversified high technology company. Mr. Wickman received a B.S. in Accounting from San Diego State University and is a Certified Public Accountant.

    DOUGLAS H. TANIMOTO, PH.D. has served as President of the Research Division since 1988 and has served as a director of the Company since 1984. Dr. Tanimoto intends to retire on or before the 2000 Annual Meeting.

CERTAIN RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

    In addition to those risks identified elsewhere in this Annual Report on Form 10-K, the Company's business and results of operations are subject to other risks, including the following risk factors:

POSSIBLE CHANGE OF CONTROL

    In September 1999, II-VI Inc., one of the Company's principal competitors, publicly announced its willingness to buy the outstanding capital stock of the Company. The Company's Board of Directors, which had previously been told privately of such proposal, rejected the public proposal on the grounds that the proposal did not adequately reflect the value of the Company. The Board of Directors also re-affirmed its commitment to maximizing stockholder value. The Board subsequently retained the services of Cruttenden Roth & Company as its financial advisor and directed Cruttenden Roth to evaluate the proposal by II-VI and to advise the Board on the proposal and other strategic alternatives that may be available to the Company. The Board continues to evaluate such alternatives. II-VI, which as of December 1, 1999 owns approximately 14.6% of the outstanding voting stock of the Company, has informed the Company that it intends to propose its own slate of directors for election at the Company's next annual meeting of stockholders. If a majority of directors elected at the next annual meeting are nominees of II-VI, II-VI will be able to control the Company through the newly elected Board of Directors. A II-VI-controlled Board of Directors could then cause the Company to be sold to II-VI on terms and at a price that may not maximize stockholder value. There can be no assurance that the nominees for election to the Board of Directors proposed by the current Board will be elected directors at the next annual meeting or that if control of the Company passes to a II-VI-controlled Board, the Company will be sold on terms consistent with those published in II-VI's proposal. In addition, due to the time spent and effort expended by the Company's management in addressing the proposal by II-VI and considering strategic alternatives, the Company's officers have had less time and effort to conduct the business of the Company. Other employees of the Company have expressed some concern over the possible change in control of the Company and how it may effect their personal employment situations. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred operating losses in the past and, at September 30, 1999, had an accumulated deficit of $9.6 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

COMPETITION

    In each of the markets that the Company serves, the Company faces competition from established companies, many of which have substantially greater financial, engineering, research, development, manufacturing, sales, marketing, service and support resources, including greater name recognition, a larger installed base of products and long-standing customer relationships. In addition, some of the Company's competitors are customers of the Company, which might have the ability to perform or obtain the capability to perform projects, which are presently being performed for them by the Company. There can be no assurance that the Company will be able to maintain the Company's existing contracts or obtain additional contracts for projects at favorable rates, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its new products will receive market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

DEPENDENCE ON NEW PRODUCTS AND PROCESSES

    To meet its strategic objectives, the Company must continue to develop, manufacture and market new products, develop new processes and improve its existing processes. As a result, the Company expects to continue to make investments in research and development and to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company's business. The success of the Company in developing, introducing and selling new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a manner that satisfies customer needs or achieves market acceptance. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

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

FLUCTUATION IN QUARTERLY PERFORMANCE

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company may incur significant losses in the future due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations.

EXPOSURE TO GOVERNMENT MARKETS

    Product sales to customers in the defense industry accounted for 54% of product sales from continuing operations in the fiscal year ended September 30, 1999. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, essentially all of the Company's contract research and development revenues were derived from contracts with customers in the defense industry. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

EXPOSURE TO MAJOR CUSTOMER

    Approximately 31% of the Company's sales from continuing operations in the fiscal year ended September 30, 1999, were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    International sales accounted for approximately 25% of the Company's total revenues from continuing operations in the fiscal year ended ended September 30, 1999 and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels, which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

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

VOLATILITY OF STOCK PRICE

    Until 1997, there had been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the optics and laser industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

ITEM 2.  PROPERTIES

    The Company leases a facility of approximately 44,000 square feet in San Diego, California, which is used for its headquarters and for certain of its discontinued operations. This facility is leased through December 31, 2001 and may be purchased pursuant to an option that may be exercised at the expiration of the lease with a purchase price equal to the prevailing market value of the property. As of December 1, 1999 approximately 73% of this facility has been subleased to unrelated parties under terms which provide for rental periods expiring concurrently with the Company's master lease, and at rates which in the aggregate are less than the total cost to the Company. The estimated loss was expensed in the fiscal year ended September 30, 1998. The Company also leases a facility in Temecula, California of approximately 60,000 square feet under a lease agreement that provides for an initial term expiring in June 2007. In addition to the initial lease term, the lease provides for two additional five-year terms that are exercisable at the Company's option. The Company has an option to purchase the Temecula facility at its fair market value at the time the option is exercised. The Company also leases facilities in Tijuana, Mexico and Gent, Belgium, consisting of approximately 4,600 and 3,900 square feet, respectively. The lease on the Mexico facility expires in September 2000, and the lease on the Belgium facility expires in December 2000. The Company believes that its leased properties are adequately covered by insurance. The Company believes that its facilities are adequate for its current and projected needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    In October 1999, the Company and certain directors of the Company were sued by Kathy and George Roelofsen, Jonathan Bryrum, and Cheryl Roelofsen, in the Delaware Chancery Court (ROELOFSEN ET AL. VS. KLIMASEWSKI ET AL, Del. Ch. C.A. No. 17450NC). The complaint, which purports to be a class action, asserts claims for purported breaches of fiduciary duty in connection with the Company's rejection of an acquisition proposal by II-VI. The Company and a number of the individual defendants have moved to dismiss the complaint. The Company believes that the claims are without merit and intends to defend itself vigorously. However, there can be no assurance that the Company will prevail in these proceedings or that an outcome unfavorable to the Company in these proceedings will not materially adversely affect the Company's business, financial condition or results of operations. The Company had previously entered into indemnification contracts with each of its officers and directors, including the directors who were named defendants in the complaint. As a result, the Company is paying the expenses of the directors in defending themselves in this matter subject to reimbursement under its insurance policies. Subject to certain limited exceptions, the Company will reimburse the directors for any monetary damages assessed against the individual directors that are not covered by the Company's insurance policies. In addition, the conduct of litigation can be time-consuming and costly. There can be no assurance that these factors will not materially adversely affect the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    (a) The Company's Common Stock was first traded on June 19, 1997 on the Nasdaq National Market under the symbol LPWR. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market:


                                                                                                HIGH    LOW
        FISCAL YEAR ENDED AUGUST 31, 1997                                                       ----    ---
        Fourth Quarter (beginning June 19, 1997)..........................................      7 3/8  5 1/2

        FISCAL YEAR ENDED SEPTEMBER 30, 1998
        First Quarter.....................................................................      9 3/4  5 3/8
        Second Quarter....................................................................      8 7/8  4 5/16
        Third Quarter.....................................................................      5 5/32 3 1/8
        Fourth Quarter....................................................................      4 1/2  1 1/8

        FISCAL YEAR ENDED SEPTEMBER 30, 1999
        First Quarter.....................................................................      2 5/8  1
        Second Quarter....................................................................      1 17/32  1/2
        Third Quarter.....................................................................      1 1/16   17/32
        Fourth Quarter....................................................................      3 1/8    3/4

    The Company had approximately 309 stockholders of record of its Common Stock as of September 30, 1999. This number does not reflect the number of beneficial holders of the Company's Common Stock, which the Company believes to be in excess of 800 holders. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company's credit agreements restrict the payment of cash dividends.

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

    Expenses incurred by the Company through September 30, 1999 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances of $965,353 and other expenses of $1,365,566. Total offering expenses of $2,330,919 resulted in net offering proceeds to the Company of $8,105,331. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                              YEAR ENDED AUGUST 31,           YEAR ENDED SEPTEMBER 30,(2)
                                      ------------------------------------    ---------------------------
                                         1995         1996         1997          1998         1999
                                      ---------    ---------    ----------     ---------    ---------
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues:
   Product sales..............        $ 19,136     $ 25,764     $  29,118      $ 30,035     $ 31,278
   Contract research and
     development..............             460          179           622            81        2,732
                                      ---------    ---------    ----------     ---------    ---------
       Total revenues.........          19,596       25,943        29,740        30,116       34,010
Cost of revenues:
   Product sales..............          13,466       17,356        19,373        22,177       23,059
   Contract research and
     development..............             270          117           418           239        1,820
                                      ---------    ---------    ----------     ---------    ---------
       Total cost of revenues.          13,736       17,473        19,791        22,416       24,879
Gross profit:
Product sales.................           5,670        8,408         9,745         7,858        8,219
   Contract research and
     development                           190           62           204          (158)         912
                                      ---------    ---------    ----------     ---------    ---------
       Total gross profit.....           5,860        8,470         9,949         7,700        9,131
Income (loss) from continuing
  operations..................              94        1,761         2,780        (3,862)       1,639
Loss from discontinued
  operations..................          (1,931)      (1,708)        (505)        (3,169)      (3,126)
Net income (loss) before
  extraordinary items.........        $ (1,837)    $     54     $   2,275      $ (7,032)    $ (1,487)
Net income (loss).............        $ (1,837)    $    173     $   2,275      $ (7,032)    $ (1,487)
Diluted earnings (loss)
  per share(1)................        $   (.38)    $    .03     $     .32      $   (.85)    $   (.18)
Average common shares
  outstanding - Diluted(1)....           4,790        6,573         7,196         8,263        8,454

                                                          AUGUST 31,                      SEPTEMBER 30,
                                              ----------------------------------     ---------------------
                                                 1995        1996        1997           1998        1999
                                              ---------    --------    ---------     ---------   ---------
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents..................   $    834     $ 1,508     $  8,253      $  2,412    $    860
Working capital............................      4,819       6,647       15,202         5,304       5,928
Total assets...............................     14,224      17,159       28,119        24,618      21,908
Long-term debt,
   net of current portion..................      2,922       2,640        3,230           287       3,083
Subordinated convertible debentures........      1,660       1,660        1,660         1,660       1,660
Total stockholders' equity.................      5,809       7,922       17,682        11,233       9,925
------------

(1) See Note 1 of Notes to Consolidated Financial Statements for a description of the computation of net income (loss) per share and the number of shares used in the per share calculation.
(2) See the Notes to Consolidated Financial Statements regarding the change in fiscal year end and the results of operations for the one-month ended September 30, 1997.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

    REVENUES

    For the fiscal year ended September 30, 1999, product sales were $31.3 million compared to $30.0 million for fiscal 1998, an increase of $1.3 million or 4%. Contract research and development revenues were $2.7 million for fiscal 1999 compared to $81,000 for fiscal 1998, an increase of $2.6 million. The increase in product sales was due primarily to increased shipments of infrared optics on long-term production contracts, partially offset by reduced shipments of laser optics. Laser optics orders decreased due to delivery delays resulting from relocation of the laser optic product line to the Company's Temecula, California facility, and increased competition. The increase in contract research and development revenues was due to a significant subcontract to design and construct a large aperture optic thin film coating facility at the Temecula location, for which there were no revenues in fiscal 1998.

    The Company's ability to increase product sales for fiscal 2000 is dependent on successful consolidation of optics operations, increased manufacturing capacity for anticipated customer requirements for infrared optics, and recovery of laser optics market share. Contract research and development revenues are expected to decrease due to a shift in focus from facility construction to thin film coating process development.

   GROSS PROFIT

    Gross profit on product sales was $8.2 million in fiscal 1999 compared to $7.9 million in fiscal 1999, an increase of $300,000 or 4%. Gross profit on research and development revenues was $912,000 in fiscal 1999 compared to a gross loss of $158,000 in fiscal 1998. Gross margin on product sales was 26% in fiscal 1999 and fiscal 1998. Increased gross margins due to a product mix shift to infrared optics was offset by the negative impact on gross margin of laser optic manufacturing inefficiencies related to the relocation to Temecula. Gross margin on contract research and development revenues was 33% in fiscal 1999. Losses on fixed price contracts experienced in fiscal 1998 did not recur in fiscal 1999.

   INTERNAL RESEARCH AND DEVELOPMENT EXPENSE

    Internal research and development expense was $620,000 in fiscal 1999 compared to $870,000 in fiscal 1998, a decrease of $250,000 or 29%. The decrease was due to a change in focus in development activities from new product development to process improvement, which is primarily accounted for in cost of sales. As a percentage of sales, the Company does not expect internal research and development expense to increase significantly in the near term. In the long term, increases and decreases as a percentage of sales are less predictable and depend on a number of factors, including the Company's ability to obtain contract funding for development of key technologies.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense was $6.5 million in fiscal 1999 and fiscal 1998. A reduction in corporate administrative expense was offset by an increase in operating unit selling and administrative expenses. The Company anticipates that these expenses will continue to increase to enable the sales and marketing activities and information systems infrastructure necessary to support the Company's long-term growth objectives. However, as a percentage of sales, these expenses are expected to remain constant or increase moderately.

   INTEREST EXPENSE

    Net interest expense was $342,000 in fiscal 1999 compared to $187,000 in fiscal 1998, an increase of $155,000 or 83%. The increase was due primarily to higher average borrowings during fiscal 1999 resulting from capital and other expenditures related to consolidation of optics operations and use of cash to fund discontinued operations. Future increase or decrease in interest expense will depend in part on the time required to dispose of discontinued operations and the timing of proceeds from disposal.

   INCOME TAXES

    Income taxes were $11,000 in fiscal 1999 compared to $249,000 in fiscal 1998, a decrease of $238,000 or 96%. The tax provision in 1998 was due to taxable income of EMI for the period prior to the merger of EMI and the Company. The Company has substantial federal and state tax operating loss carryforwards available for future periods. The availability of these carryforwards may be limited by the application of rules relating to a change in control as a result of the merger with EMI and the completion of the Company's initial public offering of Common Stock in August 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31,
1997

   REVENUES

    For the fiscal year ended September 30, 1998, product sales were $30.0 million compared to $29.1 million for fiscal 1997, an increase of $.9 million or 3%. Contract research and development revenues were $81,000 for fiscal 1998 compared to $623,000 for fiscal 1997, a decrease of $542,000 or 87%. The increase in product sales was due primarily to shipments of infrared optics on long-term production contracts. The decrease in contract research and development revenues was primarily due to a reduction in commercial laser and optics technology development contracts.

   GROSS PROFIT

    Gross profit on product sales was $7.9 million in fiscal 1998 compared to $9.7 million in fiscal 1997, a decrease of $1.8 million or 19%. Gross loss on research and development revenues was $158,000 in fiscal 1998 compared to a gross profit of $204,000 in fiscal 1997, a decrease of $.4 million. Gross margin on product sales was 26% in fiscal 1998 compared to 33% in fiscal 1997. The decrease in gross margin was primarily due to manufacturing inefficiencies and reduced selling prices in the laser optics product line. A gross loss was experienced on contract research and development revenues in fiscal 1998 due to costs incurred to complete a fixed price development contract.

   INTERNAL RESEARCH AND DEVELOPMENT EXPENSE

    Internal research and development expense was $870,000 in fiscal 1998 and $916,000 in fiscal 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense was $6.5 million in fiscal 1998 compared to $5.8 million in fiscal 1997, an increase of $.7 million or 12%. The increase was due to the increased expense of being a publicly held company after the Company's IPO in June 1997.

   INTEREST EXPENSE

    Net interest expense was $187,000 in fiscal 1998 compared to $254,000 in fiscal 1997, a decrease of $68,000 or 27%. The decrease was due primarily to income from investment of the net proceeds of the Company's initial public offering, partially offset by increased borrowings for capital investments.

   INCOME TAXES

    Income taxes were $249,000 in fiscal 1998 compared to $185,000 in fiscal 1997, an increase of $64,000 or 35%. The increase was due to increased taxable income of EMI prior to its merger with the Company. The Company's effective tax rate in fiscal 1997 was reduced substantially by the utilization of federal and state tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company completed its initial public offering in August 1997, raising approximately $8.1 million, net of offering costs. Prior to the public offering, the Company satisfied its liquidity requirements primarily from cash generated from operating activities and the net proceeds of private sales of preferred and common stock and, to a lesser extent, from issuance of subordinated debentures and capital equipment leasing and bank debt.

    In November 1999, the Company entered into a credit agreement with a unit of Wells Fargo Bank. The new credit agreement provides for a $4 million working capital line of credit, subject to a borrowing base, and a $1.95 million term loan to be amortized over 5 years. The Company utilized the proceeds of the term loan and an initial draw on the working capital line to retire its debt to Wells Fargo Bank under a prior credit agreement. The new credit agreement also provides for a capital equipment financing facility, and for a reduction in interest rates in the event that the net proceeds of the sale of its discontinued operations exceeds $2,000,000. The credit agreement expires in November 2002. The amount due under the working capital line is classified as long-term debt in the Consolidated Balance Sheet at September 30, 1999, and is secured by substantially all of the assets of the Company.

    Cash provided by operating activities of continuing operations was $2.7 million in fiscal 1999 compared to cash used of $454,000 in fiscal 1998 and cash provided of $2.8 million in 1997. The primary reasons for the use of cash in 1998 were expenses related to the merger with EMI and subsequent integration activities, and the restriction of $1 million in cash in connection with renewal of a bank credit agreement. The Company's new credit agreement does not provide for a restriction on cash.

    Cash used in investing activities of continuing operations was $2.2 million in fiscal 1999 compared to $2.9 million and $3.0 million in fiscal 1998 and 1997, respectively. The decrease in 1999 is due to reduced requirements for plant expansion and process automation investments. The Company expects capital equipment investment to be lower in the near term.

    Cash used in financing activities of continuing operations was $391,000 in fiscal 1999 compared to cash provided of $1.9 million and $8.6 million for fiscal 1998 and 1997, respectively. Cash usage in 1999 was primarily the net reduction of debt. For fiscal 1998, the primary sources of financing were bank borrowings and exercise of stock options. For fiscal 1997, the primary source of financing was the public offering. The Company had $1.7 million outstanding on its line of credit under its new credit agreement at December 1, 1999.

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

    The Company recognizes the need to ensure that the Year 2000 issue will not impact its operations. The Company does not believe that it has an exposure to the Year 2000 issue with respect to its own products. As of December 1, 1999, the Company has determined that all of its 215 critical systems are Year 2000 ready. The Company also has contacted critical suppliers and customers to determine the status of their Year 2000 readiness programs. The Company has requested that each critical supplier and customer provide information with respect to their efforts to address the Year 2000 issue. Based primarily on reliance on representations and certifications provided by these vendors and customers, the Company has not identified any material customer or vendor exposure to the Y2K issue.

    To date, the Company's expenditures on such corrective actions and surveys have not been material and the Company does not expect to incur material costs in the future related to addressing the Year 2000 issue. The Company does not have the financial resources to maintain higher than normal levels of inventory and to take other actions to insulate itself from disruption to its suppliers and customers caused by their failure to achieve Year 2000 compliance. Although the Company does not believe that it has an exposure to the Year 2000 issue with respect to its own products, there can be no assurance that failure of software upgrades and fixes provided to it by third parties for microprocessor software which supports critical operations, or that failure of its critical suppliers and customers to adequately address the Year 2000 issue in a timely fashion, will not result in a material adverse effect on the Company's business, financial condition or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors of the Company is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting (the "Proxy Statement") under the headings "Nominees" and "Directors." The information required by this section with respect to Executive Officers is set forth under Part I, Item 1, "Business--Executive Officers of the Registrant."

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Index to Consolidated Financial Statements:

    The consolidated financial statements required by this item are submitted in a separate section beginning on page 21 of this Annual Report on Form 10-K.

          Report of Ernst & Young LLP, Independent Auditors...................................   22
          Consolidated Balance Sheets at September 30, 1999 and September 30, 1998............   23
          Consolidated Statements of Operations for the years ended
             September 30, 1999, September 30, 1998 and August 31, 1997
             and the one month ended September 30, 1997.......................................   24
          Consolidated  Statements of Stockholders' Equity for the years ended
             September 30, 1999, September 30, 1998 and August 31, 1997
             and the one month ended September 30, 1997.......................................   25
          Consolidated Statements of Cash Flows for the years ended
             September 30, 1999, September 30, 1998 and August 31, 1997
             and the one month ended September 30, 1997.......................................   26
          Notes to Consolidated Financial Statements..........................................   27

    (2) All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1999.

    (c) Exhibits

 EXHIBIT        EXHIBIT
FOOTNOTE        NUMBER                   DESCRIPTION
--------        ------                   -----------
  (7)            2.1       Asset Purchase Agreement dated December 16, 1999
                           between Registrant and Melles Griot, Inc.
  (1)            3.1       Registrant's Amended and Restated Certificate of
                           Incorporation
  (6)            3.2       Registrant's Amended and Restated Bylaws
  (1)            4.1       Reference is made to Exhibits 3.1 and 3.2
  (1)            4.2       Form of Common Stock Certificate of Registrant
  (6)            4.3       Rights Agreement dated as of October 15, 1999 between
                           Laser Power Corporation and American Securities
                           Transfer & Trust, Inc.
  (6)            4.4       Registrant's Certificate of Designation of Series A
                           Junior Participating Preferred Stock
  (6)            4.5       Form of Rights Certificate
  (1)           10.1       Form of Indemnity Agreement entered into between
                           Registrant and its directors and executive officers
  (1)(3)        10.2       Registrant's Second Amended and Restated 1981 Stock
                           Option Plan (the "1981 Plan")
  (1)           10.3       Incentive Stock Option Agreement Under Registrant's
                           1981 Plan
  (1)(3)        10.4       Registrant's 1993 Stock Option Plan (the "1993 Plan")
  (1)           10.5       Form of Incentive Stock Option Agreement under the
                           1993 Plan
  (1)           10.6       Form of Nonstatutory Stock Option Agreement under the
                           1993 Plan
  (1)(3)        10.7       Registrant's 1997 Equity Incentive Plan (the "1997
                           Plan")
  (1)           10.8       Form of Incentive Stock Option Agreement under the
                           1997 Plan
  (1)           10.9       Form of Nonstatutory Stock Option Agreement under the
                           1997 Plan
  (1)(3)        10.10      Registrant's Employee Stock Purchase Plan
  (1)           10.11      Form of Warrant issued by Registrant in favor of
                           certain directors of Registrant and attached schedule

 EXHIBIT        EXHIBIT
FOOTNOTE        NUMBER                   DESCRIPTION
--------        ------                   -----------

  (1)(2)        10.12      Cooperative Development and License Agreement between
                           Proxima Corporation and Registrant dated January 11,
                           1994
  (1)           10.13      Registration Rights Agreement between Registrant,
                           Union Miniere Inc. and Proxima Corporation dated June
                           9, 1997
  (1)(2)        10.14      Assignment Agreement between Registrant and ATx
                           Telecom Systems, Inc. dated September 30, 1996
  (1)(3)        10.15      Form of Employment Agreement and attached schedule
  (1)           10.16      Lease dated August 30, 1984 between the Registrant
                           and Highlands Park Partnership and amendments thereto
  (4)           10.17      Building Lease dated October 25, 1991, as amended,
                           between Exotic Materials, Inc. and Reisung
                           Enterprises, Inc.
  (4)(3)        10.18      Employment Agreement between Exotic Materials, Inc.
                           and Dick Sharman dated December 5, 1997.
  (4)(3)        10.19      Employment Agreement between Exotic Materials, Inc.
                           and Robert N. Haro dated December 5, 1997.
  (5)           10.20      Credit Agreement dated February 1, 1999 between the
                           Company and Wells Fargo Bank and related promissory
                           notes
                10.21      Credit Agreement dated November 24, 1999 between the
                           Company and Wells Fargo Business Credit and related
                           promissory notes
  (1)           21.1       Subsidiaries of the Registrant
                23.1       Consent of Ernst & Young LLP, Independent Auditors
                24.1       Power of Attorney. Reference is made to page 39
                27.1       Financial Data Schedule

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

(5) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ending March 28, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's current report on Form 8-K on October 19, 1999 and incorporated herein by reference.

(7) The attachments listed in the index to the Asset Purchase Agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant hereby undertakes to furnish supplementally a copy of any omitted attachment to the Commission upon request.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors.......................................   22

Consolidated Balance Sheets at September 30, 1999 and September 30, 1998................   23

Consolidated Statements of Operations for the years ended September 30, 1999,
September 30, 1998 and August 31, 1997 and the one month ended September 30, 1997.......   24

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999,
September 30, 1998 and August 31, 1997 and the one month ended September 30, 1997.......   25

Consolidated Statements of Cash Flows for the years ended September 30, 1999,
September 30, 1998 and August 31, 1997 and the one month ended September 30, 1997.......   26

Notes to Consolidated Financial Statements..............................................   27

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Laser Power Corporation

    We have audited the accompanying consolidated balance sheets of Laser Power Corporation at September 30, 1999 and September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended September 30, 1999, September 30, 1998 and August 31, 1997 and the one month ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Power Corporation at September 30, 1999 and September 30, 1998, and the consolidated results of its operations and its cash flows for the years ended September 30, 1999, September 30, 1998 and August 31, 1997 and the one month ended September 30, 1997, in conformity with generally accepted accounting principles.


                                                     /s/ Ernst & Young, LLP

                                                     ERNST & YOUNG LLP


San Diego, California
December 4, 1999

                                       LASER POWER CORPORATION

                                     CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   1999              1998
                                                                               ------------      ------------
ASSETS
Current assets:
    Cash and cash equivalents...........................................       $   859,927       $ 2,412,327
    Restricted cash.....................................................                 -         1,000,000
    Accounts receivable, net............................................         4,488,460         4,760,828
    Inventories, net....................................................         6,499,710         6,134,525
    Other current assets................................................           329,709           521,254
    Net current assets of discontinued operations.......................           570,027           880,610
                                                                               ------------      ------------
        Total current assets............................................        12,747,833        15,709,544
Property and equipment, net.............................................         7,094,233         6,096,847
Intangibles and other assets, net.......................................           418,907           442,354
Net non-current assets of discontinued operations.......................         1,647,208         2,369,468
                                                                               ------------      ------------
        Total assets....................................................       $21,908,181       $24,618,213
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................       $ 2,023,763       $ 1,939,636
    Accrued compensation and related expenses...........................         1,529,649         1,106,641
    Other current liabilities...........................................         1,732,680         2,931,470
    Allowance for operating losses of discontinued operations...........           450,000                 -
    Current portion of long-term debt...................................         1,083,778         4,427,811
                                                                               ------------      ------------
        Total current liabilities.......................................         6,819,870        10,405,558
Long-term liabilities...................................................           420,120         1,032,472
Long-term debt..........................................................         3,082,809           286,838
Subordinated convertible debentures.....................................         1,660,000         1,660,000
Stockholders' equity:
    Common stock, par value $.001:
        Authorized -- 15,000,000 shares
        Issued and outstanding 8,579,987 shares in 1999, and 8,398,455
          shares in 1998................................................             8,580             8,398
    Additional paid-in capital..........................................        19,573,531        19,416,298
    Accumulated deficit.................................................        (9,638,986)       (8,152,304)
    Accumulated other comprehensive loss................................           (17,743)          (39,047)
                                                                               ------------      ------------
    Total stockholders' equity..........................................         9,925,382        11,233,345
                                                                               ------------      ------------
        Total liabilities and stockholders' equity......................       $21,908,181       $24,618,213
                                                                               ============      ============


                                                 See accompanying notes.


                                                 LASER POWER CORPORATION

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             ONE MONTH
                                                       YEAR ENDED          YEAR ENDED          ENDED            YEAR ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,       AUGUST 31,
                                                           1999               1998               1997              1997
                                                      --------------     --------------     --------------    --------------
Revenues:
   Product sales..............................        $  31,278,196      $  30,034,601      $   2,531,442     $  29,117,915
   Contract research and development..........            2,731,981             81,274             36,240           622,514
                                                      --------------     --------------     --------------    --------------
      Total revenues..........................           34,010,177         30,115,875          2,567,682        29,740,429
Costs and expenses:
   Cost of product sales......................           23,059,310         22,176,606          1,517,015        19,372,937
   Contract research and development..........            1,820,026            239,402             36,488           418,076
   Internal research and  development.........              619,752            869,518             48,561           915,926
   Selling, general and administrative........            6,519,791          6,479,216            725,298         5,814,390
   Merger and integration.....................                    -          3,778,000                  -                 -
                                                      --------------     --------------     --------------    --------------
     Total costs and expenses.................           32,018,879         33,542,742          2,327,362        26,521,329
                                                      --------------     --------------     --------------    --------------
Income (loss) from operations.................            1,991,298         (3,426,867)           240,320         3,219,100
   Interest expense, net......................              341,798            186,893              5,962           254,077
                                                      --------------     --------------     --------------    --------------
Income (loss) before income taxes.............            1,649,500         (3,613,760)           234,358         2,965,023
   Income taxes...............................               10,547            248,642            129,800           184,758
                                                      --------------     --------------     --------------    --------------
Income (loss) continuing operations...........            1,638,953         (3,862,402)           104,558         2,780,265
Loss from discontinued operations.............           (2,475,635)        (3,169,210)          (178,116)         (505,049)
  Loss on disposal, including estimated
    loss during disposal period of $450,000...             (650,000)                 -                  -                 -
                                                      --------------     --------------     --------------    --------------
Net income (loss).............................        $  (1,486,682)     $  (7,031,612)     $     (73,558)    $   2,275,216
                                                      ==============     ==============     ==============    ==============
Basic earnings (loss) per share:
  Income (loss) from continuing operations....        $         .19      $        (.47)     $         .01     $         .50
  Loss from discontinued operations...........                 (.37)              (.38)              (.02)             (.09)
                                                      --------------     --------------     --------------    --------------
    Net income (loss).........................        $        (.18)     $        (.85)     $        (.01)    $         .41
                                                      ==============     ==============     ==============    ==============
Diluted earnings (loss) per share:
  Income (loss) from continuing operations....        $         .19      $        (.47)     $         .01     $         .39
  Loss from discontinued operations...........                 (.37)              (.38)              (.02)             (.07)
                                                      --------------     --------------     --------------    --------------
    Net income (loss).........................        $        (.18)     $        (.85)     $        (.01)    $         .32
                                                      ==============     ==============     ==============    ==============

Average common shares outstanding:
  Basic.......................................            8,454,000          8,263,000          8,099,000         5,592,000
                                                      ==============     ==============     ==============    ==============
  Diluted.....................................            8,454,000          8,263,000          8,099,000         7,196,000
                                                      ==============     ==============     ==============    ==============


                                                 See accompanying notes.


                                                 LASER POWER CORPORATION
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED SEPTEMBER 30, 1999, SEPTEMBER 30, 1998 AND AUGUST 31, 1997
                                          AND ONE MONTH ENDED SEPTEMBER 30, 1997


                                      Convertible                                                           Accumulated
                                     Preferred Stock        Common Stock          Additional                  Other
                                  ---------------------- ----------------------    Paid-In     Accumulated Comprehensive
                                    Shares      Amount     Shares      Amount      Capital       Deficit   Income/(Loss)    Total
                                  ----------- ---------- ----------- ---------- ------------- ------------- ----------- ------------
Balance at August 31, 1996.......  1,610,891  $ 201,361   5,049,259  $   5,049  $ 10,290,004  $ (3,093,617) $  123,222  $ 7,526,019
  Issuance of common  stock......          -          -      95,373         95       117,405             -           -      117,500
  Issuance of common stock in
    initial public offering......          -          -   1,897,500      1,898     8,121,868             -           -    8,123,766
  Conversion of preferred
    stock........................ (1,610,891)  (201,361)  1,193,252      1,193       200,168             -           -            -
  Repurchase of common stock.....          -          -    (161,642)      (161)     (186,672)            -           -     (186,833)
  Comprehensive income (loss):
     Net income..................          -          -           -          -             -     2,275,216           -    2,275,216
     Foreign currency
      translation adjustment.....          -          -           -          -             -             -    (173,798)    (173,798)
        Comprehensive income.....          -          -           -          -                           -           -    2,101,418
                                  ----------- ---------- ----------- ---------- ------------- ------------- ----------- ------------
Balance at August 31, 1997.......          -          -   8,073,742      8,074    18,542,773      (818,401)    (50,576)  17,681,870
  Transition period (Note 1).....          -          -           -          -       (13,216)     (302,291)     13,385     (302,122)
                                  ----------- ---------- ----------- ---------- ------------- ------------- ----------- ------------
Balance at September 30, 1997....          -          -   8,073,742      8,074    18,529,557    (1,120,692)    (37,191)  17,379,748
  Issuance of common stock
   for exercised options.........          -          -     291,142        291       718,213             -           -      718,504
  Employee stock
   purchase plan.................          -          -      33,571         33       111,528             -           -      111,561
  Issuance of warrants for services        -          -           -          -        57,000             -           -       57,000
  Comprehensive loss:
    Net loss.....................          -          -           -          -             -    (7,031,612)          -   (7,031,612)
    Foreign currency
     translation adjustment......          -          -           -          -             -             -      (1,856)      (1,856)
        Comprehensive loss.......          -          -           -          -             -             -           -   (7,033,468)
                                  ----------- ---------- ----------- ---------- ------------- ------------- ----------- ------------
Balance at September 30, 1998....          -          -   8,398,455      8,398    19,416,298    (8,152,304)    (39,047)  11,233,345
  Employee stock
   purchase plan.................          -          -     181,532        182       157,233             -           -      157,415
  Comprehensive income (loss):
    Net loss.....................          -          -           -          -             -    (1,486,682)          -   (1,486,682)
    Foreign currency
     translation adjustment......          -          -           -          -             -             -      21,304       21,304
        Comprehensive loss.......          -          -           -          -             -             -           -   (1,465,378)
                                  ----------- ---------- ----------- ---------- ------------- ------------- ----------- ------------
Balance at September 30, 1999....          -  $       -   8,579,987  $   8,580  $ 19,573,531  $ (9,638,986) $  (17,743) $ 9,925,382
                                  =========== ========== =========== ========== ============= ============= =========== ============


                                                 See accompanying notes.


                                                 LASER POWER CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     ONE MONTH
                                                                     YEAR ENDED SEPTEMBER 30,           ENDED         YEAR ENDED
                                                                  -------------------------------    SEPTEMBER 30,     AUGUST 31,
                                                                      1999              1998            1997            1997
                                                                  -------------     -------------   -------------   -------------
OPERATING ACTIVITIES
Income (loss) from continuing operations....................      $  1,638,953      $ (3,862,402)   $    104,558    $  2,780,265
Adjustment to income (loss) to account for
  overlapping periods (Note 1)..............................                 -                 -        (228,733)              -
Adjustments to reconcile income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization...........................         1,276,779         1,582,785          93,038       1,053,211
    Loss on disposal of property and equipment and
     impairment of long-lived assets........................                 -         1,250,505               -               -
    Long-term liabilities...................................          (612,352)          803,548          (5,871)        (70,452)
    Warrants issued for services............................                 -            57,000               -               -
    Changes in operating assets and liabilities:
      Restricted cash.......................................         1,000,000        (1,000,000)              -               -
      Accounts receivable...................................           272,368           408,122         355,289        (613,503)
      Inventories...........................................          (365,185)         (637,568)       (181,632)     (1,061,258)
      Other current assets..................................           191,545           (13,595)        (41,439)       (153,761)
      Accounts payable......................................            84,127          (471,499)         77,104         418,245
      Accrued compensation and related expenses.............           423,008          (403,841)         47,006         414,404
      Other current liabilities.............................        (1,198,790)        1,832,686          30,778          56,285
                                                                  -------------     -------------   -------------   -------------
 Net cash provided by (used in) operating activities
  of continuing operations..................................         2,710,453          (454,259)        250,098       2,823,436
 Net cash used in operating
  activities of discontinued operations.....................        (1,871,621)       (4,055,785)        (77,935)       (599,317)
                                                                  -------------     -------------   -------------   -------------
 Net cash provided by (used in) operating activities........           838,832        (4,510,044)        172,163       2,224,119

INVESTING ACTIVITIES
Additions to property and equipment.........................        (2,226,006)       (2,852,776)        (92,341)     (3,144,787)
Changes in intangibles and other assets.....................            (3,408)           (7,202)            500           4,923
                                                                  -------------     -------------   -------------   -------------
Net cash used in investing activities
  of continuing operations..................................        (2,229,414)       (2,859,978)        (91,841)     (3,139,864)
Net cash provided by (used in) investing activities
  of discontinued operations................................           228,829          (316,097)        (89,411)       (417,797)
                                                                  -------------     -------------   -------------   -------------
Net cash used in investing activities.......................        (2,000,585)       (3,176,075)       (181,252)     (3,557,661)

FINANCING ACTIVITIES
Proceeds from borrowings....................................         1,349,097         3,504,476               -       1,354,835
Payments on borrowings......................................        (1,897,159)       (2,435,446)        (30,845)       (801,623)
Net proceeds from issuance of stock in conjunction
  with initial public offering..............................                 -                 -               -       8,123,766
Net proceeds from issuance and repurchase of stock..........           157,415           830,065         (13,216)        (69,333)
                                                                  -------------     -------------   -------------   -------------
Net cash provided by (used in) financing activities
  of continuing operations..................................          (390,647)        1,899,095         (44,061)      8,607,645
                                                                  -------------     -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents........        (1,552,400)       (5,787,024)        (53,150)      7,274,103
Cash and cash equivalents at beginning of the period........         2,412,327         8,199,351       8,252,501         978,398
                                                                  -------------     -------------   -------------   -------------
Cash and cash equivalents at end of the period..............      $    859,927      $  2,412,327    $  8,199,351    $  8,252,501
                                                                  =============     =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest....................      $    574,000      $    619,000    $     17,000    $    548,000
                                                                  =============     =============   =============   =============
Cash paid during period for income taxes....................      $      9,000      $    241,000    $          -    $     48,000
                                                                  =============     =============   =============   =============


                                                      See accompanying notes.

                             LASER POWER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS AND BASIS OF PRESENTATION

    Laser Power Corporation ("Laser Power" or the "Company") designs, manufactures and markets high performance optics for industrial, medical and military applications. The Company's laser optics products are sold to laser system OEMs and end users as original and replacement components in high power CO2 and other lasers. The Company's infrared optics products are sold to various government agencies and to prime contractors of these agencies, and are used primarily in infrared imaging systems. The company also provides thin film design and coating services for industrial and military applications.

    The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Laser Power Corporation (the "Company") and its subsidiaries, EMI Acquisition Corp. ("EMI"), Laser Power Optics de Mexico S.A. de C.V. ("Laser Power Mexico") and Laser Power Europe N.V. ("LPE"). EMI operates through its subsidiary Exotic Materials, Inc. (doing business as Exotic Electro-Optics - "Exotic"). Exotic manufactures infrared optic products principally for the aerospace and defense markets in the United States. LPE operates primarily as the European sales and distribution center for the Company. Laser Power Mexico performs a portion of the laser optic manufacturing and does not sell products to unaffiliated customers. All significant inter-company accounts and transactions have been eliminated in consolidation.

   DISCONTINUED OPERATIONS

    During fiscal 1999, the Company's Board of Directors adopted a plan to sell its microlaser operations and to phase out certain contract research operations. Operations to be sold or phased out are reported as discontinued operations. The Company expects to conclude a transaction for the sale of a majority of the assets of discontinued operations by December 31, 1999.

    The results of discontinued operations were as follows:

                                                      YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,      AUGUST 31,
                                                         1999               1998              1997
                                                     ------------       ------------      ------------
Revenues:
   Product sales.......................              $ 2,217,204        $ 1,034,830       $   277,796
   Contract research and development...                1,821,431          3,411,997         5,533,280
                                                     ------------       ------------      ------------
       Total revenues..................                4,038,635          4,446,827         5,811,076
Costs and expenses:
   Cost of product sales...............                2,117,178          1,189,054           705,013
   Contract research and development...                1,466,620          3,088,957         4,431,107
   Internal research and development...                1,319,457          1,930,230           461,250
   Selling, general and administrative.                1,392,489          1,288,307           556,313
                                                     -----------         ----------        ----------
       Total costs and expenses........                6,295,744          7,496,548         6,153,683
                                                     -----------          ---------        ----------
Loss from operations...................               (2,257,109)        (3,049,721)         (342,607)
   Interest expense, net...............                  218,526            119,489           162,442
                                                     ------------       ------------      ------------
Income (loss) before income taxes......               (2,475,635)        (3,169,210)         (505,049)
   Income taxes........................                        -                  -                 -
                                                     ------------       ------------      ------------
Net loss from discontinued operations..               (2,475,635)        (3,169,210)         (505,049)
  Loss on disposal, including estimated
   loss during disposal period of $450,000              (650,000)                 -                 -
                                                     ------------       ------------      ------------
Net loss...............................              $(3,125,635)       $(3,169,210)      $  (505,049)
                                                     ============       ============      ============

    Corporate overhead expenses, historically allocated and charged to discontinued operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations totaled $219,000, $119,000 and $162,000 in fiscal 1999, 1998 and
1997, respectively.

                             LASER POWER CORPORATION

    Interest expense attributable to discontinued operations includes an allocation of interest on general corporate credit facilities. Interest is allocated to discontinued operations based on the expected reduction in interest expense that should occur upon the sale of any of the discontinued operations and the use of proceeds from such sale to repay debt, and is representative of projected future interest expense. The Company believes this approach is substantially the same as if the buyer assumed this debt.

    Assets and liabilities of discontinued operations have been reflected in the consolidated balance sheets as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets also reflect a valuation allowance of $200,000 to recognize the estimated loss on disposal. The summary of assets and liabilities of discontinued operations are presented in the "Selected Balance Sheet Detail" footnote.

    The accrual for the estimated pre-tax losses to be incurred during the expected disposal period of $450,000 is presented separately in the accompanying consolidated balance sheet for fiscal 1999. Such amount excludes corporate overhead and interest allocation.

   CHANGE IN FISCAL YEAR

    The Company changed its fiscal year end from August 31 to September 30 effective for the fiscal year ended September 30, 1998.

    ACQUISITION OF EMI

    In February 1998, the Company merged with EMI. The Company issued 2,021,178 shares of its common stock based on a 1.8511 ratio of exchange. The Company has accounted for the merger as a pooling-of-interests; accordingly, the consolidated financial statements for the periods prior to the merger have been retroactively restated as if the combining companies had been combined for all periods presented. The Company's August 31, 1997 financial statements include the EMI financial statements for the year ended September 30, 1997.

    The consolidated results of operations of EMI for the three months ended December 31, 1996 were utilized in the 1997 fiscal period. Summarized information for the three months ended December 31, 1996 is as follows (unaudited, in thousands):


    Total revenues..................................................    $ 3,122
    Operating expenses..............................................    $ 2,697
    Income before extraordinary item................................    $   384

    The consolidated financial statements for the year ended August 31, 1997 include the year ended September 30, 1997 for EMI. The consolidated financial statements for the one month ended September 30, 1997 include EMI's net income as follows:


    Laser Power..................................................    $ (302,291)
    EMI..........................................................       228,733
                                                                     -----------
    Net loss.....................................................    $  (73,558)
                                                                     ===========

    Total revenues and income (loss) of Laser Power and EMI from continuing operations for the periods preceding the acquisition were as follows (in thousands):

                                                                      LASER POWER      EMI     COMBINED
                                                                      -----------      ---     --------
    Five months ended February 28, 1998 (unaudited):
       Total revenues............................................      $  6,969     $ 5,474    $ 12,443
       Income (loss) from continuing operations..................      $ (1,225)    $   469    $   (756)

    Year ended August 31, 1997:
       Total revenues............................................      $ 17,541     $12,199    $ 29,740
       Income from continuing operations.........................      $  1,233     $ 1,521    $  2,754

                             LASER POWER CORPORATION

   MERGER AND INTEGRATION CHARGE

    During 1998, the Company recorded a merger and integration charge of approximately $3.8 million related to the Company's merger with EMI and plan to move its laser optics operations from San Diego, California to Temecula, California. This charge included approximately $1.0 million related to an abandonment of a portion of the San Diego facilities lease, $1.3 million related to impairment of long-lived assets, $800,000 for acquisition costs and $700,000 related to severance for 26 employees, including three senior officers. The remaining merger and integration accrual balance at September 30, 1999 amounts to $1.0 million, which is for remaining employee severance and abandonment of a portion of the San Diego facilities lease.

   REVENUES

    Product sales are recorded upon shipment. Revenue on long-term (generally spanning more than twelve months) fixed price contracts is recognized utilizing the units-of-delivery method of accounting. Under such method, revenues are recognized as units are shipped. The costs attributable to units shipped are based upon the actual cost of those units. Losses expected to be incurred on long-term contracts in progress are charged to operations when identified. Revenues from research and development contracts are recognized using the percentage-of-completion method based on the ratio of costs incurred to date to total estimated costs. Provisions are made to recognize any anticipated losses on contracts when losses become evident.

    Total product revenues from continuing operations from government contracts and subcontracts were $16,905,000, $14,491,000, and $12,485,000 in 1999, 1998 and 1997, respectively. Total contract revenues from continuing operations from government contracts and subcontracts were $2,638,000, $8,000, and $401,000 in 1999, 1998 and 1997, respectively.

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

    Intangible assets consist primarily of goodwill and patents. Goodwill is amortized over 20 years and patents are amortized over the shorter of the estimated useful life or the legal life. Amortization of patents is initiated when the related technology is ready for commercial release.

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

                             LASER POWER CORPORATION

   CONCENTRATION OF CREDIT RISK

    The Company sells its products primarily to industrial and medical equipment companies, and to U.S. government agencies and their prime contractors. Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade receivables. The Company invests in a variety of financial instruments and limits exposure with any one issuer. The Company performs periodic credit evaluations of its customers and has not experienced significant losses with respect to its accounts receivable. As of September 30, 1999, the carrying value of cash equivalents and trade receivables approximated estimated fair value.

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

   FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which management believes approximate fair value because of the short-term maturity of these instruments. Long term debt bears interest at a variable rate, and therefor is carried at fair value.

   COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; the company has disclosed its comprehensive income as a component of its statement of stockholders' equity.

   SEGMENT REPORTING

    As of January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that its continuing operations are only in one segment and has disclosed information related to its discontinued operations elsewhere in these Notes to Consolidated Financial Statements. Accordingly, the adoption of this statement has no impact on the Company's financial statements.

                             LASER POWER CORPORATION

   EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS No. 133 will not have a material effect on the financial statements.

2.       SELECTED BALANCE SHEET DETAILS


                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    1999                1998
                                                                                -------------      -------------
Accounts receivable:
 Trade..........................................................................$  4,895,642       $  5,159,103
 Reserves.......................................................................    (407,182)          (398,275)
                                                                                -------------      -------------
                                                                                $  4,488,460       $  4,760,828
                                                                                =============      =============
 Inventories:
 Raw materials..................................................................$  3,404,834       $  2,231,389
 Work in progress...............................................................   3,008,989          3,257,916
 Finished goods.................................................................   1,483,003          1,260,040
                                                                                -------------      -------------
                                                                                   7,896,826          6,749,345
 Reserves.......................................................................  (1,397,116)          (614,820)
                                                                                -------------      -------------
                                                                                $  6,499,710       $  6,134,525
                                                                                =============      =============
 Property and equipment, at cost:
 Machinery and equipment........................................................$ 10,647,510       $ 10,541,369
 Leasehold improvements.........................................................   2,040,634            683,348
 Office furniture and equipment.................................................     497,629            929,481
                                                                                -------------      -------------
                                                                                  13,185,773         12,154,198
 Less accumulated depreciation and amortization.................................  (6,091,540)        (6,057,351)
                                                                                -------------      -------------
                                                                                $  7,094,233       $  6,096,847
                                                                                =============      =============
 Intangibles and other assets:
 Goodwill in foreign subsidiary.................................................$    549,100       $    549,100
 Other..........................................................................     365,379            361,967
                                                                                -------------      -------------
                                                                                     914,479            911,067
 Less accumulated amortization..................................................    (495,572)          (468,713)
                                                                                -------------      -------------
                                                                                $    418,907       $    442,354
                                                                                =============      =============
Net current assets of discontinued operations:
  Accounts receivable, net......................................................$    922,586       $    898,891
  Inventories, net..............................................................     484,739            738,953
  Other current assets..........................................................      24,197             25,842
  Accounts payable..............................................................    (306,279)          (294,122)
  Accrued compensation and related expenses.....................................    (327,243)          (198,436)
  Other current liabilities.....................................................    (227,973)          (290,518)
                                                                                -------------      -------------
                                                                                $    570,027       $    880,610
                                                                                =============      =============
Net non-current assets of discontinued operations:
  Property and equipment, net...................................................$  1,452,263       $  1,991,451
  Patents and licenses..........................................................     394,945            378,017
  Reserve for valuation.........................................................    (200,000)                 -
                                                                                -------------      -------------
                                                                                $  1,647,208       $  2,369,468
                                                                                =============      =============

                             LASER POWER CORPORATION

3. LONG-TERM DEBT AND OTHER FINANCING AGREEMENTS

Long-term debt consists of the following:


                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    1999               1998
                                                                                -------------      -------------
  Promissory note...............................................................$     39,015       $     57,058
  Term note payable to bank.....................................................   2,846,134          2,814,877
  Note payable to bank..........................................................     840,743                  -
  Equipment line of credit from bank............................................           -          1,504,466
  Other equipment financing.....................................................     436,115            330,328
  Other.........................................................................       4,580              7,920
                                                                                -------------       ------------
                                                                                   4,166,587          4,714,649
  Less current portion..........................................................  (1,083,778)        (4,427,811)
                                                                                -------------      -------------
                                                                                $  3,082,809       $    286,838
                                                                                =============       ============

    In November 1999, the Company entered into a new credit agreement with a unit of Wells Fargo Bank. The credit agreement provides for a revolving line of credit of $4,000,000, subject to a borrowing base limitation, with an annual interest rate of 1.5% above the bank's prime rate. The credit agreement includes a term loan of $1,950,000 amortized over 60 months commencing October 31, 1999 with interest at 1.5% above the bank's prime rate, and a $750,000 equipment financing facility with interest at 2% above the bank's prime rate. The credit agreement expires on October 31, 2002 unless renewed. In connection with the new agreement, the Company paid in full the existing term note payable and note payable with the bank amounting to approximately $3,642,000. The agreement includes a .25% facility fee. The agreement provides for a reduction in the interest rate applied to amounts outstanding under the line of credit and the term loan of 0.5% in the event that the net proceeds from the sale of discontinued operations received prior to June 30, 2000 is at least $2,000,000. All borrowings under the new credit agreement are secured by accounts receivable, inventory, and property and equipment. The agreement contains restrictive covenants, which include limitations on losses, maintenance of minimum tangible net worth, debt equity and cash flow ratios, as well as restrictions on capital and lease expenditures, additional borrowings and payments of dividends. In addition, penalties are due on a declining scale in the event that the Company terminates the agreement prior to the expiration of its term.

    Other equipment financing agreements are payable in monthly installments of principal and interest through April 2004. Borrowings under these financing agreements are secured by specific equipment, with interest at rates ranging from 9.75% to 12.00% at September 30, 1999.

    In November 1987, the Company obtained debt and equity financing from Union Miniere ("Union"). The Company issued 483,333 shares of common stock for $1,053,000 cash (net of stock issuance costs of $107,000) and subordinated convertible debentures amounting to $1,340,000. In December 1988, the Company issued an additional $320,000 of subordinated convertible debentures to Union. In March 1997, the maturity date of the debentures was extended to November 2, 2000 and the conversion rate for which the debentures are convertible into common stock was set at $4.625 per share (358,918 shares). The debentures are subordinated to all bank borrowings and interest is payable semi-annually at an annual rate equal to 1% above a bank's prime rate (9.25% at September 30, 1999) subject to a minimum rate of 5 -1/2% and a maximum rate of the lesser of 11.5% or the maximum rate permitted by law. The debentures provide for restrictive covenants similar to those of the bank borrowings. At September 30, 1999, the Company was not in compliance with one of these covenants; however, a waiver has been obtained from Union.

                             LASER POWER CORPORATION

    All subordinated convertible debentures and long-term debt of the Company bear an adjustable interest rate and are carried at the principal value of the liability, which approximates fair value. Principal maturities on the subordinated convertible debentures and long-term debt, for each of the years ending subsequent to September 30, 1999 are as follows:

     2000.......................................................    $ 1,084,000
     2001.......................................................      2,723,000
     2002.......................................................        906,000
     2003.......................................................      1,087,000
     2004.......................................................         27,000
     Thereafter.................................................              -
                                                                    ------------
                                                                    $ 5,827,000
                                                                    ============

4. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when the realization of deferred tax assets is uncertain. The components of the Company's deferred tax liabilities and assets are as follows:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------------------
                                                                           1999                     1998
                                                                        ------------            ------------
        Deferred tax assets:
          Tax basis operating loss and credit carryforwards....         $ 4,693,000             $ 4,817,000
          Impairment loss......................................           1,141,000                       -
          Accrued expenses and reserves........................           1,004,000                       -
          Other................................................                   -                 518,000
                                                                        ------------            ------------
        Total deferred tax assets..............................           6,838,000               5,335,000
                                                                        ------------            ------------
        Deferred tax liability:
          Depreciation.........................................            (866,000)                (55,000)
          Intangibles..........................................            (181,000)               (243,000)
                                                                        ------------            ------------
        Total deferred tax liabilities.........................          (1,047,000)               (298,000)
                                                                        ------------            ------------
        Net deferred tax assets................................           5,791,000               5,037,000
        Valuation allowance....................................          (5,791,000)             (5,037,000)
                                                                        ------------            ------------
        Net deferred tax accounts..............................         $         -             $         -
                                                                        ============            ============

                                                 YEAR ENDED SEPTEMBER 30,
                                             -------------------------------             YEAR ENDED
                                                 1999              1998               AUGUST 31, 1997
                                             -------------     -------------        ------------------
        Pretax income (loss):
           United States.............        $ (1,557,457)     $ (6,983,277)          $  2,289,323
           Foreign...................              81,322           200,307                170,651
                                             -------------     -------------          -------------
                                             $ (1,476,135)     $ (6,782,970)          $  2,459,974
                                             =============     =============          =============

    Significant components of the provision for income taxes are as follows:

                                                 YEAR ENDED SEPTEMBER 30,
                                             -------------------------------           YEAR ENDED
                                                  1999              1998            AUGUST 31, 1997
                                             -------------     -------------        ---------------
        Current:
           Federal...................        $          -      $    177,000           $    139,500
           Foreign...................                   -                 -                 12,836
           State.....................              10,547            71,642                 32,422
                                             -------------     -------------          -------------
        Total income tax provision...        $     10,547      $    248,642           $    184,758
                                             =============     =============          =============

                             LASER POWER CORPORATION

    A reconciliation of the effective tax rates and the statutory federal income tax rate is as follows:


                                                      YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------              YEAR ENDED
                                                         1999          1998               AUGUST 31, 1997
                                                    ------------- -------------           ---------------
        Tax at U.S. statutory rate..............         (35.0%)       (35.0%)                    35.0%
        State income taxes, net of federal
          benefit...............................            .5%           .7%                       .9%
        Higher effective income
          taxes of other countries..............            -             -                        (.5%)
        Change in valuation allowance...........          35.0%         38.0%                    (30.0%)
        Other, net..............................            -             -                        1.1%
                                                    ------------- -------------           ---------------
                                                           0.5%          3.9%                      6.5%
                                                    ============= =============           ================


    At September 30, 1999, the Company has net operating loss carryforwards for federal and California income tax purposes of approximately $11,442,000 and $3,066,000, respectively, which may be applied against future taxable income. The federal carryforwards will begin to expire in 2001 unless previously utilized. The California carryforwards begin to expire in 2000.

    The Company also has investment tax credit, research and development credit, targeted jobs tax credit, alternative minimum tax credit and California manufacturers investment credit carryforwards at September 30, 1999 aggregating approximately $648,000 These tax credit carryforwards will begin to expire in 2000.

    Due to the Tax Reform Act of 1986, the Company's ability to use the net operating loss and tax credit carryforwards could be limited in the event of a cumulative change in ownership of more than 50% occurring within a three year period.

5. STOCKHOLDERS' EQUITY

   COMMON STOCK WARRANTS

    Periodically, the Company will issue warrants to purchase common stock to outside directors and consultants in lieu of stock options. During the three years ended September 30, 1999, 46,664 warrants at an exercise price of $4.50 per share were issued to outside directors, which are fully exercisable. Warrants to purchase 324,996 shares of common stock at $3.00 to $7.33 per share are outstanding at September 30, 1999 including 185,000 warrants at a price range of $7.15 to $7.33 per share issued to representatives of the underwriters in conjunction with the initial public offering and for periodic advisory services. During 1999, 23,332 warrants were cancelled. The outstanding warrants expire from June 2002 to December 2006.

   STOCK OPTION PLANS

    The Company's 1981 Stock Option Plan was approved by the Board of Directors and stockholders in 1981, as amended (the "1981 Plan"). The Company's 1993 Stock Option Plan (the "1993 Plan") was approved by the Board of Directors and stockholders in September 1993. The exercise prices of options granted were not less than fair market value of the stock on the date of grant. The options vest over a five-year period commencing on the date of grant in annual increments of twenty percent and are exercisable for a period of ten years after the date of grant. The Board of Directors has terminated the 1981 and 1993 Plans and no additional shares will be granted thereunder, but outstanding options remain exercisable and continue to vest in accordance with their terms until they terminate.

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

                             LASER POWER CORPORATION

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

    On December 5, 1998 the Company repriced to $3.00 per share, which price was above the closing market price per share on the date of the repricing, 267,329 options that had original exercise prices ranging from $3.50 to $7.00 per share.

The following table summarizes stock option and warrant activity:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                                     EXERCISE
                                                                          NUMBER OF    PRICE PER    PRICE PER
                                                                            SHARES        SHARE       SHARE
                                                                          -----------  -----------  ---------
        Outstanding at August 31, 1996................................     1,278,497   $  .22-4.50  $    3.40
          Granted.....................................................       666,776     1.05-3.00       5.02
          Exercised...................................................             -             -       -
          Canceled....................................................       (35,329)    3.00-4.50       3.37
                                                                          -----------  -----------  ---------
        Outstanding at August 31, 1997................................     1,909,944      .22-7.15       3.97
          Granted.....................................................       502,000     3.25-7.33       4.39
          Exercised...................................................      (243,880)     .22-3.00       2.67
          Canceled....................................................      (275,524)    1.22-6.50       4.50
                                                                          -----------  -----------  ---------
        Outstanding at September 30, 1998.............................     1,892,540      .56-7.33       4.17
          Granted.....................................................       180,250      .75-2.00       1.65
          Canceled....................................................      (261,537)    1.55-4.94       3.03
                                                                          -----------  -----------  ---------
        Outstanding at September 30, 1999.............................     1,811,253     $.56-7.33  $    3.61
                                                                          ===========  ===========  =========

    At September 30, 1999, the weighted-average exercise price of outstanding stock options and warrants is $3.18 and $5.56, respectively, and 1,351,026 options and warrants are exercisable.

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


                                                                                    YEAR ENDED
                                                                   ----------------------------------------------
                                                                   SEPTEMBER 30,    SEPTEMBER 30,     AUGUST 31,
                                                                       1999             1998              1997
                                                                   -------------    -------------   -------------
        Adjusted pro forma net income (loss)................       $ (2,109,000)    $ (7,683,000)   $  2,025,000
        Adjusted pro forma diluted net income
          (loss) per share..................................       $       (.25)    $       (.92)   $        .28


                             LASER POWER CORPORATION

   EMPLOYEE STOCK PURCHASE PLAN

    On March 25, 1997 the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the IRS Code. Under the Purchase Plan, the Board has authorized participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on the closing of the Company's initial public offering and terminated on February 28, 1998. Sequential six-month offerings have occurred since that date. The Purchase Plan permits the purchase of shares of common stock at the end of each offering period at 85% of the lesser of the price of the common stock on the first day of the offering period and the last day of the offering period. During 1999, 181,532 shares were issued to employees under this Plan at an average price of $.87 per share.

    The Company does not have sufficient shares reserved to satisfy the expected requirement for the offering period ending February 29, 2000. The Board of Directors has authorized an increase in the number of shares reserved for issuance under the Purchase Plan of 100,000 shares, subject to stockholder approval at the next annual meeting of stockholders. In the event the increase in shares authorized is not approved, or approval occurs after the end of the offering period, the Company will allocate shares to the participants. The Purchase Plan would then become inactive until such time as stockholders approve an increase in shares reserved for issuance.

    Effective October 15, 1999, the Company designated 150,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. Each Right entitles a Stockholder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $10.00, subject to adjustment. The Rights are only exercisable when a person or group of affiliated or associated persons (an Acquiring Person) acquires or obtains the right to acquire 15% or more of the Company's outstanding Common Stock or announces a tender or exchange offer that would result in an Acquiring Person beneficially owning more than 15% or more of the Company's outstanding shares. In the event any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, will thereafter have the right to receive on exercise that number of shares of common stock of the Company, or, in certain business combinations, of the acquiring company, having a market value of two times the exercise price of the Right. The Rights expire on October 15, 2009 unless extended prior thereto by the Board, or earlier redeemed or exchanged by the Company.

   SHARES RESERVED FOR FUTURE ISSUANCE

    The following shares of common stock are reserved for future issuance at September 30, 1999:


        Subordinated convertible debentures......................       358,918
        Stock options:
          Granted and outstanding................................     1,486,257
          Reserved for future grants.............................       543,852
        Warrants.................................................       324,996
        Stock Purchase Plan......................................        34,897
                                                                     -----------
                                                                      2,748,920
                                                                     ===========

                             LASER POWER CORPORATION

6. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands):


                                                                                            YEAR ENDED
                                                                            ---------------------------------------------
                                                                            SEPTEMBER 30,   SEPTEMBER 30,     AUGUST 31,
                                                                                1999           1998              1997
                                                                            ------------    ------------     ------------
     Numerator:
      Numerator for basic and diluted earnings per share --
         income (loss) available to common stockholders.........            $    (1,487)    $    (7,032)     $     2,275
                                                                            ============    ============     ============
     Denominator:
       Denominator for basic earnings per share --
         weighted-average shares................................                  8,454           8,263            5,592
       Effect of dilutive securities:
          Stock options and warrants............................                      -               -              634
          Convertible preferred stock...........................                      -               -              970
                                                                            ------------    ------------     ------------
       Dilutive potential common shares.........................                      -               -            1,604
       Denominator for diluted earnings per share -
         adjusted weighted-average shares and assumed
         conversions............................................                  8,454           8,263            7,196
                                                                            ============    ============     ============
     Basic earnings per share...................................            $      (.18)    $      (.85)     $       .41
                                                                            ============    ============     ============
     Diluted earnings per share.................................            $      (.18)    $      (.85)     $       .32
                                                                            ============    ============     ============

7. COMMITMENTS AND CONTINGENCIES

   LEASE COMMITMENTS

    The Company leases its operating, office and other facilities as well as certain vehicles and equipment under non-cancellable operating leases. The operating and office facilities leases contain escalation clauses and options for renewal and extend through June 2007.


    Future minimum rental payments (excluding common area maintenance charges) required under the operating leases for each of the remaining fiscal years ending subsequent to September 30, 1999 are as follows:


        2000..............................................     $   857,000
        2001..............................................         632,000
        2002..............................................         452,000
        2003..............................................         391,000
        2004..............................................         357,000
        Thereafter........................................         977,000
                                                               -----------
                                                               $ 3,666,000
                                                               ===========

    Rent expense was $1,191,000, $1,528,000, and $1,063,000 for the years ended September 30, 1999, September 3, 1997 and August 31, 1997, respectively.

8. GEOGRAPHIC INFORMATION

    The Company designs, manufactures and markets high performance optics for industrial, processing, medical, aerospace and defense markets. Export sales from U.S. continuing operations to unaffiliated customers located principally in Europe and the Asia Pacific region amounted to 13%, 30%, and 33% of total revenue in 1999, 1998 and 1997, respectively.

    Information with respect to the Company's continuing operations by significant geographic area is set forth below. Transfers between geographic areas have been shown at the agreed upon transfer price. All transactions denominated in foreign currency have been translated at the average exchange rates during the period.

                             LASER POWER CORPORATION

    The identifiable assets located in the United States include assets located in Mexico, which are not considered significant.


                                                                            YEAR ENDED SEPTEMBER 30, 1999
                                                          -------------------------------------------------------------------
                                                              UNITED                                           CONSOLIDATED
                                                              STATES            EUROPE       ELIMINATIONS          TOTAL
                                                          ---------------  --------------- ---------------    ---------------
Sales to unaffiliated customers.........................  $   29,270,046   $    4,740,131  $            -     $   34,010,177
Transfers between geographic areas......................       2,037,483                -      (2,037,483)                 -
                                                          ---------------  --------------- ---------------    ---------------
Total revenue...........................................  $   31,307,529   $    4,740,131  $   (2,037,483)    $   34,010,177
                                                          ===============  =============== ===============    ===============
Income (loss) before income taxes.......................  $    1,586,605   $       81,322  $      (18,427)    $    1,649,500
                                                          ===============  =============== ===============    ===============
Identifiable assets.....................................  $   26,556,347   $    2,146,119  $   (6,794,285)    $   21,908,181
                                                          ===============  =============== ===============    ===============


                                                                            YEAR ENDED SEPTEMBER 30, 1998
                                                          -------------------------------------------------------------------
                                                              UNITED                                           CONSOLIDATED
                                                              STATES            EUROPE       ELIMINATIONS          TOTAL
                                                          ---------------  --------------- ---------------    ---------------
Sales to unaffiliated customers.........................  $   25,759,723   $    4,356,152  $            -     $   30,115,875
Transfers between geographic areas.....................        2,192,342                -      (2,192,342)                 -
                                                          ---------------  --------------- ---------------    ---------------
Total revenue...........................................  $   27,952,065   $    4,356,152  $   (2,192,342)    $   30,115,875
                                                          ===============  =============== ===============    ===============
Income (loss) before income taxes.......................  $   (3,762,730)  $      200,307  $      (51,337)    $   (3,613,760)
                                                          ===============  =============== ===============    ===============
Identifiable assets.....................................  $   23,965,886   $    2,387,980  $   (1,735,653)    $   24,618,213
                                                          ===============  =============== ===============    ===============


                                                                            YEAR ENDED AUGUST 31, 1997
                                                          -------------------------------------------------------------------
                                                              UNITED                                           CONSOLIDATED
                                                              STATES            EUROPE       ELIMINATIONS          TOTAL
                                                          ---------------  --------------- ---------------    ---------------
Sales to unaffiliated customers.........................    $ 26,020,906     $  3,719,523    $          -       $ 29,740,429
Transfers between geographic areas......................       1,391,125                -      (1,391,125)                 -
                                                          ---------------  --------------- ---------------    ---------------
Total revenue...........................................    $27,412,031      $  3,719,523    $ (1,391,125)      $ 29,740,429
                                                          ===============  =============== ===============    ===============
Income before income taxes..............................    $  2,780,753     $    170,651    $     13,619       $  2,965,023
                                                          ===============  =============== ===============    ===============
Identifiable assets.....................................    $ 27,763,976     $  2,009,946    $ (1,655,280)      $28,118,642
                                                          ===============  =============== ===============    ===============



9.       EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan (the "Plan") covering substantially all employees that have been employed for at least 90 days and meet certain age requirements. Employees may contribute up to 16% of their compensation per year (subject to a maximum limit by federal tax law). The Company is obligated to make matching contributions equal to 50% of the employee's contribution up to a maximum of 6% of the employee's compensation. At the discretion of the Board of Directors, the Company may make additional contributions. Prior to its merger with the Company, EMI had a defined contribution plan with contributions based on a profit-sharing formula. Subsequent to the merger, the EMI plan was terminated and participant balances rolled over into the Company's plan. The Company's contributions charged to continuing operations, which include contributions to the EMI plan prior to its termination, were $197,000, $381,000 and $275,000 for the years ended September 30, 1999, September 30, 1998 and August 31, 1997, respectively.


10.      SUBSEQUENT EVENT

In October 1999, the Company and certain directors of the Company were sued by a group of shareholders. The complaint asserts claims as a class action for purported breaches of fiduciary duty in connection with the Company's rejection of an acquisition proposal. The Company and a number of the individual defendants have moved to dismiss, and no briefing schedule has been set for the motion. No trial date has been scheduled. Management believes such claims are without merit and intends to vigorously defend its position if required.

                             LASER POWER CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 29th day of December, 1999.

                                        LASER POWER CORPORATION


                                        By   /s/ PAUL P. WICKMAN
                                          --------------------------------------
                                                Paul P. Wickman, Jr.
                                            SENIOR VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

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


                SIGNATURE                                  TITLE                                        DATE
                ---------                                  -----                                        ----
             /s/ DICK SHARMAN               Chief Executive Officer and Director                December 29, 1999
----------------------------------------    (Principal Executive Officer)
               Dick Sharman

            /s/ PAUL P. WICKMAN             Senior Vice President and Chief Financial Officer   December 29, 1999
----------------------------------------    (Principal Financial and Accounting Officer)
           Paul P. Wickman, Jr.

         /s/ ROBERT G. KLIMASEWSKI          Chairman of the Board                               December 29, 1999
----------------------------------------
           Robert G. Klimasewski

          /s/ DOUGLAS H. TANIMOTO           Director                                            December 29, 1999
----------------------------------------
        Douglas H. Tanimoto, Ph.D.

          /s/ WILLIAM G. FREDRICK           Director                                            December 29, 1999
----------------------------------------
            William G. Fredrick

            /s/ JOHN C. STISKA              Director                                            December 29, 1999
----------------------------------------
              John C. Stiska

           /s/ ROBERT P. PERKINS            Director                                            December 29, 1999
----------------------------------------
             Robert P. Perkins
