Form 10-K/A
period 1999-03-31
LASER POWER CORP/FA
filed 2000-01-05
CIK 874019

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         FOR THE TRANSITION PERIOD FROM
                ____________________   TO   ____________________

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

-------------

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

                              EXPLANATORY STATEMENT

      This Amendment No. 1 to the Annual Report on Form 10-K for Laser Power for the fiscal year ended September 30, 1999 is being filed solely to amend Part IV,
Item 14(c) to add an Exhibit.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits


    EXHIBIT        EXHIBIT
   FOOTNOTE        NUMBER          DESCRIPTION OF DOCUMENT
   --------        ------          -----------------------
      (7)            2.1      Asset Purchase Agreement dated December 16, 1999
                              between Registrant and Melles Griot, Inc.
      (1)            3.1      Registrant's Amended and Restated Certificate of
                              Incorporation
                     3.2      Registrant's Amended and Restated Bylaws
      (1)            4.1      Reference is made to Exhibits 3.1 and 3.2.(1)
      (1)            4.2      Form of Common Stock Certificate of Registrant
      (6)            4.3      Rights Agreement dated as of October 15, 1999
                              between Laser Power Corporation and American
                              Securities Transfer & Trust, Inc.
      (6)            4.4      Registrant's Certificate of Designation of Series
                              A Junior Participating Preferred Stock
      (6)            4.5      Form of Rights Certificate
      (1)           10.1      Form of Indemnity Agreement entered into between
                              Registrant and its directors and executive
                              officers
    (1) (3)         10.2      Registrant's Second Amended and Restated 1981
                              Stock Option Plan (the "1981 Plan")
      (1)           10.3      Incentive Stock Option Agreement Under
                              Registrant's 1981 Plan
    (1) (3)         10.4      Registrant's 1993 Stock Option Plan (the "1993
                              Plan")
      (1)           10.5      Form of Incentive Stock Option Agreement under the
                              1993 Plan
      (1)           10.6      Form of Nonstatutory Stock Option Agreement under
                              the 1993 Plan
    (1) (3)         10.7      Registrant's 1997 Equity Incentive Plan (the "1997
                              Plan")
      (1)           10.8      Form of Incentive Stock Option Agreement under the
                              1997 Plan
      (1)           10.9      Form of Nonstatutory Stock Option Agreement under
                              the 1997 Plan
    (1) (3)         10.10     Registrant's Employee Stock Purchase Plan
      (1)           10.11     Form of Warrant issued by Registrant in favor of
                              certain directors of Registrant and attached
                              schedule
    (1) (2)         10.12     Cooperative Development and License Agreement
                              between Proxima Corporation and Registrant dated
                              January 11, 1994
      (1)           10.13     Registration Rights Agreement between Registrant,
                              Union Miniere Inc. and Proxima Corporation dated
                              Kime 9, 1997
    (1) (2)         10.14     Assignment Agreement between Registrant and ATx
                              Telecom Systems, Inc. dated September 30, 1996
    (1) (3)         10.15     Form of Employment Agreement and attached schedule
      (1)           10.16     Lease dated August 30, 1984 between the Registrant
                              and Highlands Park Partnership and amendments thereto

    EXHIBIT        EXHIBIT
   FOOTNOTE        NUMBER          DESCRIPTION OF DOCUMENT
   --------        ------          -----------------------

      (4)           10.17     Building Lease dated October 25, 1991, as amended,
                              between Exotic Materials, Inc. and Reisung
                              Enterprises, Inc.
    (4) (3)         10.18     Employment Agreement between Exotic Materials,
                              Inc. and Dick Sharman dated December 5, 1997
    (4) (3)         10.19     Employment Agreement between Exotic Materials,
                              Inc. and Robert N. Haro dated December 5, 1997
      (5)           10.20     Credit Agreement dated February 1, 1999 between
                              the Company and Wells Fargo Bank and related
                              promissory notes
                    10.21     Credit Agreement dated November 24, 1999 between
                              the Company and Wells Fargo Business Credit and
                              related promissory notes
      (1)           21.1      Subsidiaries of the Registrant
                    23.1      Consent of Ernst & Young LLP, Independent Auditors
                    24.1      Power of Attorney. Reference is made to page 39
                    27.1      Financial Data Schedule


----------------

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

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, County of San Diego, State of California, on the 5th day of January, 2000.

                                         LASER POWER CORPORATION


                                         By:  /s/   PAUL P. WICKMAN
                                             -----------------------------
                                             Paul P. Wickman, Jr.
                                             SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER