Form 10-Q
period 1999-12-26
LASER POWER CORP/FA
filed 2000-02-09
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999.


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


                                 (858) 755-0700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    As of December 26, 1999, there were 8,629,987 shares of the Registrant's Common Stock outstanding.


================================================================================

                             LASER POWER CORPORATION
                                 FORM 10-Q INDEX

This report contains forward-looking statements that involve risks and uncertainties. The actual future results of Laser Power Corporation (the "Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding competition, general economic conditions in the Company's geographic markets, size and timing of individual orders, market acceptance of new products and product enhancements, delays in the introduction of new products or product enhancements, seasonality of revenues, and developments with respect to the Company's products supplied to the U.S. government, as well as those factors discussed in the Company's Annual Report on Form 10-K

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 26, 1999
          (unaudited) and September 30, 1999.................................  3

          Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 1999 and 1998..........................  4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended December 1999 and 1998..........................  5

          Notes to Condensed Consolidated Financial Statements (unaudited)...  6

ITEM 2.   Management's Discussion And Analysis Of Results Of Operations And
          Financial Condition................................................  9

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K................................... 13


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  LASER POWER CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                       December 26, 1999    September 30, 1999
                                                       -----------------    ------------------
                                                          (unaudited)
ASSETS
Current assets:
  Cash .........................................       $       266          $       860
  Accounts receivable, net......................             5,367                4,488
  Inventories, net..............................             5,876                6,500
  Other current assets..........................               332                  330
  Net current assets of discontinued operations.                --                  570
                                                       ------------         ------------
          Total current assets..................            11,841               12,748
Property and equipment, net.....................             7,095                7,094
Intangibles and other assets,  net..............               417                  419
Net non-current assets of discontinued operations              478                1,647
                                                       ------------         ------------
Total assets....................................       $    19,831          $    21,908
                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................       $     1,818          $     2,024
  Accrued compensation and related expenses.....             1,270                1,529
  Other current liabilities.....................             1,800                1,733
  Allowance for operating losses of discontinued ops           117                  450
  Net current liabilities of discontinued operations           257                   --
  Subordinated convertible debentures...........             1,660                   --
  Current portion of long-term debt.............               498                1,084
                                                       ------------         ------------
          Total current liabilities.............             7,420                6,820
Long-term liabilities...........................               244                  420
Long-term debt, less current portion............             1,631                3,083
Subordinated convertible debentures.............                --                1,660
Stockholders' equity:
  Common stock, par value $.001:
     Authorized -- 15,000,000 shares
       Issued and outstanding
         8,579,987 shares at September 30, 1999 and
         8,629,987 shares at December 26, 1999..                 9                    8
  Additional paid-in capital....................            19,723               19,574
  Accumulated deficit...........................            (9,153)              (9,639)
  Accumulated other comprehensive loss..........               (43)                 (18)
                                                       ------------         ------------
          Total stockholders' equity............            10,536                9,925
                                                       ------------         ------------
  Total liabilities and stockholders' equity....       $    19,831          $    21,908
                                                       ============         ============

                             See accompanying notes.


                                  LASER POWER CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)
                         (in thousands, except per share amounts)

                                                           Three Months Ended December
                                                         -------------------------------
                                                                 1999             1998
                                                         -------------    -------------
Revenues:
  Product sales..................................        $      8,061     $      7,324
  Contract research and development..............                 509              387
                                                         -------------    -------------
          Total revenues.........................               8,570            7,711
Costs and expenses:
  Cost of product sales..........................               6,000            5,463
  Contract research and development..............                 297              259
  Internal research and development..............                 221              122
  Selling, general and administrative............               1,423            1,810
                                                         -------------    -------------
          Total costs and expenses...............               7,941            7,654
                                                         -------------    -------------
Income from operations...........................                 629               57
  Interest expense, net..........................                 128               69
                                                         -------------    -------------
Income (loss) before income taxes................                 501              (12)
  Income taxes...................................                  15                4
                                                         -------------    -------------
Net income (loss) from continuing operations.....                 486              (16)
Loss from discontinued operations................                  --             (656)
                                                         -------------    -------------
Net income (loss)................................        $        486     $       (672)
                                                         =============    =============

Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations.......        $        .06     $      (0.00)

  Loss from discontinued operations..............                  --             (.08)
                                                         -------------    -------------
    Net income (loss)............................        $        .06     $       (.08)
                                                         =============    =============

Average common shares outstanding - basic and diluted           8,608            8,398
                                                         =============    =============

                             See accompanying notes.


                                       LASER POWER CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                           (in thousands)

                                                                       Three Months Ended December
                                                                     -------------------------------
                                                                             1999             1998
                                                                     -------------    -------------
OPERATING ACTIVITIES
Net income (loss) from continuing operations..................       $        486     $        (16)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization.............................                339              450
    Other current assets and current liabilities..............               (655)             891
    Changes in operating assets and liabilities...............               (176)             (18)
                                                                     -------------    -------------
         Net cash provided by (used in) operating activities of
           continuing operations..............................                 (6)           1,307
         Net cash provided by (used in) operating activities of
           discontinued operations............................              1,764           (1,431)
                                                                     -------------    -------------
         Net cash provided by (used in) operating activities..              1,758             (124)

INVESTING ACTIVITIES
Additions to property and equipment...........................               (431)            (314)
Changes in other assets and liabilities.......................                 (4)             (34)
                                                                     -------------    -------------
         Net cash used in investing activities of continuing
           operations.........................................               (435)            (348)
         Net cash used in investing activities
           of discontinued operations.........................                (30)             (27)
                                                                     -------------    -------------
         Net cash used in investing activities................               (465)            (375)

FINANCING ACTIVITIES
Payments on borrowings........................................             (3,987)            (214)
Proceeds from borrowings......................................              1,950              595
Net proceeds from issuance of stock                                           150                -
                                                                     -------------    -------------
         Net cash provided by (used in) financing activities..             (1,887)             381
                                                                     -------------    -------------
Net decrease in cash and cash equivalents.....................               (594)            (118)
Cash at beginning of the period...............................                860            2,412
                                                                     -------------    -------------
Cash at end of the period.....................................       $        266     $      2,294
                                                                     =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest......................       $        196     $        135
                                                                     =============    =============

                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of December 26, 1999 and the consolidated results of operations for the three fiscal months ended December 26, 1999 and December 27, 1998.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended December 26, 1999 are not necessarily indicative of the results that may be attained for the entire fiscal year.

    The Company has adopted a policy to report the quarterly results using a thirteen week reporting period, but the annual results will continue to be reported based on a September 30 year-end.

    As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; the company has disclosed its comprehensive income as a component of its statement of stockholders' equity.

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

2. NET INCOME (LOSS) PER SHARE

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

3. FINANCING AGREEMENTS

   In November 1999, the Company entered into a new credit agreement that replaced its previous credit agreement. The credit agreement provides for a revolving line of credit of $4,000,000, subject to a borrowing base limitation, with an annual interest rate of 1.5% above the lender's prime rate. The credit agreement also provides for a term loan of $1,950,000 amortized over 60 months commencing October 31, 1999 with interest at 1.5% above the bank's prime rate, and a $750,000 equipment financing facility with interest at 2% above the bank's prime rate. The interest rate on the revolving line and the term loan will be reduced to 1% over the prime rate after net proceeds from the sale of discontinued operations exceeds $2,000,000. The agreement includes a .25% facility fee and penalties on a declining scale in the event that the Company terminates the agreement prior to the expiration of its term. The credit agreement expires on October 31, 2002 unless renewed.

   All borrowings under the new credit agreement are secured by accounts receivable, inventory, and property and equipment. The agreement contains restrictive covenants that include limitations on losses, maintenance of minimum tangible net worth, debt equity and cash flow ratios, as well as restrictions on capital and lease expenditures, and additional borrowings and payments of dividends.

   In December 1999, the Company prepaid approximately $270,000 of its term loan in connection with the sale of one of its discontinued operations.

4. INVENTORIES (in thousands)

                                         December 26, 1999    September 30, 1999
                                         -----------------    ------------------
                                            (unaudited)
Raw materials.......................           $  3,308              $  3,405
Work in progress....................              2,383                 3,009
Finished goods......................              1,440                 1,483
                                               ---------             ---------
     Subtotal.......................              7,131                 7,897
Reserves............................             (1,255)               (1,397)
                                               ---------             ---------
Inventories, net....................           $  5,876              $  6,500
                                               =========             =========


5. DISCONTINUED OPERATIONS (in thousands)


    During fiscal 1999, the Company's Board of Directors adopted a plan to sell its microlaser operations and to phase out certain contract research operations. Operations to be sold or phased out are reported as discontinued operations. The Company sold the majority of the assets of discontinued operations in December, 1999. The Company expects to conclude a transaction for the sale of the remainder of discontinued operations by March 31, 2000.

    The results of discontinued operations were as follows:


                                                    Three Months Ended December
                                                    ---------------------------
                                                         1999             1998
                                                     ---------        ---------
Revenues:
  Product sales................................      $    602         $    438
  Contract research and development............           315              504
                                                     ---------        ---------
          Total revenues.......................           917              942
Costs and expenses:
  Cost of product sales........................           558              398
  Contract research and development............           264              400
  Internal research and development............           119              414
  Selling, general and administrative..........           309              342
                                                     ---------        ---------
          Total costs and expenses.............         1,250            1,554
                                                     ---------        ---------
Loss from discontinued operations..............          (333)            (612)
  Interest expense, net........................             -               44
                                                     ---------        ---------
Loss before income taxes.......................          (333)            (656)
  Income taxes.................................             -                -
                                                     ---------        ---------
Net loss from discontinued operations..........      $   (333)        $   (656)
                                                     =========        =========


    Corporate overhead expenses, historically allocated and charged to discontinued operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations totaled $96,000 and $95,000 in the three month period ending December 1999 and 1998, respectively.

    Interest expense attributable to discontinued operations includes an allocation of interest on general corporate credit facilities. Interest is allocated to discontinued operations based on the expected reduction in interest expense that should occur upon the sale of any of the discontinued operations and the use of proceeds from such sale to repay debt, and is representative of projected future interest expense. The Company believes this approach is substantially the same as if this debt was assumed by the buyer. All interest expense for the three month period ended December 26, 1999 was allocated to the continuing operations.

    Assets and liabilities of discontinued operations have been reflected in the consolidated balance sheets as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current.

    The accrual for the estimated pre-tax losses of $450,000 to be incurred during the expected disposal period is presented separately in the accompanying consolidated balance sheet for September 30, 1999. Such amount excludes corporate overhead and interest allocation. The pre-tax loss for the three month period ended December 26, 1999 amounting to $333,000 has been charged to this accrual.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three months ended December 26, 1999, product sales were $8,061,000 compared to $7,324,000 for the prior year, an increase of $737,000 or 10%. Contract research and development revenues were $509,000 compared to $387,000 for the prior year, an increase of $122,000 or 32%. Sales of infrared optics increased primarily due to higher delivery rates on long-term production contracts. The increase in contract revenues is due to increased reimbursement for work performed on a subcontract to develop a large optic thin-film coating capability in the Temecula facility.

    Gross Profit

    Gross profit on product sales was $2,061,000 for the three months ended December 26, 1999 compared to $1,861,000 for the prior year, an increase of $200,000 or 11%. Gross profit on research and development revenues was $212,000 compared to $128,000 for the prior year quarter, an increase of $84,000 or 66%. Gross margin on product sales was 25% for both periods presented. Gross margin on contract research and development revenues was 42% compared to 33% for the prior year. The increase in gross margin on contract research and development revenues was due to the timing of revenue recognition for which the Company does not have a corresponding cost.

    Internal Research and Development Expense

    Internal research and development expense was $221,000 for the three months ended December 26, 1999 compared to $122,000 for the prior year, an increase of $99,000 or 81%. The increase was due to a substantial increase in laser optic manufacturing process development. The Company expects that internal research and development expense will remain at or below current levels for the remainder of the fiscal year.

    Selling, General and Administrative Expense

    Selling, general and administrative expense was $1,423,000 for the three months ended December 26, 1999 compared to $1,810,000 for the prior year, a decrease of $387,000 or 21%. The decrease was due to a reduction in corporate office staff and non-staff expense, partially offset by increased expenditures at the operating unit level. Selling, general and administrative expense is not expected to materially change as a percentage of sales in the near term.

    Interest Expense

    Net interest expense was $128,000 for the three months ended December 26, 1999 compared to $69,000 for the prior year, an increase of $59,000 or 86%. The increase was due primarily to the allocation of interest expense to discontinued operations in the prior year and to a lesser extent higher interest rates. The Company does not expect interest expense to change materially in the near term since the reduction in interest resulting from the application of proceeds of the sale of discontinued operations will be offset by higher interest rates and interest on new borrowings to finance capital additions.

    Income Taxes

    Income tax is not material due to the application of tax net loss carryforwards in the current year and the net loss in the prior year. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of the recent issuances of common stock.

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

    In November 1999, the Company entered into a credit agreement with Wells Fargo Bank. The new credit agreement provides for a $4 million working capital line of credit, subject to a borrowing base, and a $1.95 million term loan to be amortized over 5 years. The Company utilized the proceeds of the term loan and an initial draw on the working capital line to retire debt under a prior credit agreement. The new credit agreement also provides for a capital equipment financing facility, and for a reduction in interest rates in the event that the net proceeds of the sale of its discontinued operations exceeds $2,000,000. The credit agreement expires in November 2002. The amount due under the working capital line is classified as long-term debt in the Consolidated Balance Sheet at December 26, 1999, and is secured by substantially all of the assets of the Company.

    Cash used in operating activities of continuing operations was $6,000 for the three months ended December 26, 1999 compared to cash provided of $1,307,000 for the prior year, an increase in use of cash of $1,313,000. The primary reason for the increase was an increase in accounts receivable related to the timing of product shipments and contract research revenue recognition during the current year period.

    Cash used in investing activities of continuing operations was $435,000 for the three months ended December 26, 1999 compared to $348,000 for the prior year, an increase in use of cash of $87,000. The increase is due primarily to increased requirements for new property and equipment for manufacturing operations. The Company does not expect the rate of investment in capital equipment to increase significantly for the remainder of the fiscal year.

    Cash used in financing activities was $1,887,000 for the three months ended December 26, 1999 compared to cash provided of $381,000 for the prior year, a decrease in cash of $2,268,000. The decrease in cash is primarily due to the use of cash proceeds from the sale of discontinued operations to reduce amounts outstanding under the Company's term loan and revolving line of credit. For the remainder of the year, the Company expects to increase cash from financing activities as it obtains financing for capital additions.

    The Company believes that its current cash balance together with other sources of liquidity will satisfy its cash requirements for at least the next 12 months. The Company's current credit agreement limits its investment in capital equipment and debt financing from other sources.

RISK FACTORS

POSSIBLE CHANGE OF CONTROL

    In September 1999, II-VI Inc., one of the Company's principal competitors, published its willingness to buy the outstanding capital stock of the Company. The Company's Board of Directors, which had previously been told privately of such proposal, rejected the public proposal on the grounds that the proposal did not adequately reflect the value of the Company. The Board of Directors also re-affirmed its commitment to maximizing stockholder value. The Board subsequently retained the services of Cruttenden Roth & Company as its financial advisor and directed Cruttenden Roth to evaluate the proposal by II-VI and to advise the Board on the proposal and other strategic alternatives that may be available to the Company. As of December 1, 1999 II-VI Inc. owned approximately 14.6% of the outstanding voting stock of the Company. In addition, another company, Union Miniere USA, Inc., owns or has the right to acquire approximately 14.7% ownership of the voting stock of the Company. The Company has engaged in preliminary discussions with multiple potential bidders for the Company. On February 2, 2000, the Company announced that it had discontinued discussions because none of the potential bidders appeared to be prepared to offer to acquire Laser Power at price levels comparable to recent market values for the Company's common stock. Due to the time spent and effort expended by the Company's management in addressing the proposal by II-VI, considering strategic alternatives and engaging in potential acquisition discussions, the Company's officers have had less time and effort to conducting the business of the Company. Other employees of the Company have expressed some concern over the possible change in control of the Company and how it may effect their personal employment situations. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred operating losses in the past and, at December 26, 1999, had an accumulated deficit of $9.1 million. The development, sales, marketing and support of new products will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

EXPOSURE TO GOVERNMENT MARKETS

    Product sales to customers in the defense industry accounted for 53% of product sales from continuing operations in the fiscal quarter ended December 26, 1999. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, essentially all of the Company's contract research and development revenues were derived from contracts with customers in the defense industry. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

EXPOSURE TO MAJOR CUSTOMERS

    Approximately 35% of the Company's sales from continuing operations in the fiscal year ended December 26, 1999, were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    International sales accounted for approximately 28% of the Company's total revenues from continuing operations in the fiscal quarter ended December 26, 1999 and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

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

VOLATILITY OF STOCK PRICE

    Until 1997, there had been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the optics and laser industries and other events or factors. Also, speculation concerning the potential acquisition of the Company could cause significant and rapid changes in trading volume and price of the Common Stock. See "Possible Change of Control." In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

    Please see the discussion related to legal proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. There has been no material developments with respect to these proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  EXHIBIT INDEX
     27.1      Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K on October 19, 1999 disclosing that the Company has adopted a stockholder rights plan.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASER POWER CORPORATION


Date: February 9, 2000              /s/ Paul P. Wickman
                                    --------------------------------------------
                                    Paul P. Wickman
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)