Form 10-Q
period 2000-03-26
LASER POWER CORP/FA
filed 2000-05-09
CIK 874019

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q
                                 ---------------


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                        COMMISSION FILE NUMBER 000-22625


                             LASER POWER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                95-3423358
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

        36570 BRIGGS ROAD
       MURRIETA, CALIFORNIA                               92563
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (909) 926-1866
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    As of March 26, 2000, there were 9,622,150 shares of the Registrant's Common Stock outstanding.


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

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                            ----

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 26, 2000 (unaudited) and September 30, 1999...............   3

         Condensed Consolidated Statements of Operations
         (unaudited) for the three months ended March 2000
         and 1999 and six months ended March 2000 and 1999...............   4

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the six months ended March 2000 and 1999........   5

         Notes to Condensed Consolidated Financial Statements
         (unaudited).....................................................   6

ITEM 2.  Management's Discussion And Analysis Of Results
         Of Operations And Financial Condition...........................   8

PART II. OTHER INFORMATION


TEM 1.   Legal Proceedings...............................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders.............  12

ITEM 6.  Exhibits and Reports on Form 8-K................................  12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             LASER POWER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                            March 26, 2000    September 30, 1999
                                          ------------------  ------------------
                                             (unaudited)
ASSETS
Current assets:
 Cash ..................................        $     2,051        $       860
 Accounts receivable, net...............              5,177              4,488
 Inventories, net.......................              5,520              6,500
 Other current assets...................                193                330
 Net current assets of discontinued
  operations............................                104                570
                                                ------------       ------------
         Total current assets...........             13,045             12,748
Property and equipment, net.............              7,348              7,094
Intangibles and other assets, net.......                412                419
Net non-current assets of discontinued
 operations.............................                  -              1,647
                                                ------------       ------------
Total assets............................        $    20,805        $    21,908
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................   $     1,328        $     2,024
 Accrued compensation and related expenses...         1,094              1,529
 Other current liabilities...................           949              1,733
 Allowance for operating losses of
  discontinued ops...........................             -                450
 Net current liabilities of discontinued
  operations.................................             -                  -
 Subordinated convertible debentures.........         1,660                  -
 Current portion of long-term debt...........           442              1,084
                                                ------------       ------------
         Total current liabilities...........         5,473              6,820
Long-term liabilities........................           287                420
Long-term debt, less current portion.........         1,158              3,083
Subordinated convertible debentures..........             -              1,660
Stockholders' equity:
 Common stock, par value $.001:
  Authorized -- 15,000,000 shares
   Issued and outstanding
    8,579,987 shares at September 30, 1999
    and 9,622,215 shares at March 26, 2000...            10                  8
 Additional paid-in capital..................        22,605             19,574
 Accumulated deficit.........................        (8,686)            (9,639)
 Accumulated other comprehensive loss........           (42)               (18)
                                                ------------       ------------
         Total stockholders' equity..........        13,887              9,925
                                                ------------       ------------
 Total liabilities and stockholders' equity..   $    20,805        $    21,908
                                                ============       ============


                             See accompanying notes.

                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended March      Six Months Ended March
                                                            ------------------------      ----------------------
                                                               2000           1999           2000         1999
                                                            ---------      ---------      ---------    ---------

Revenues:
 Product sales...............................               $  7,682       $  7,714       $ 15,743     $ 15,038
 Contract research and development...........                    525            869          1,034        1,256
                                                            ---------      ---------      ---------    ---------
         Total revenues......................                  8,207          8,583         16,777       16,294
Costs and expenses:
 Cost of product sales.......................                  5,721          5,559         11,721       11,021
 Contract research and development...........                    317            559            614          818
 Internal research and development...........                    232            112            453          234
 Selling, general and administrative.........                  1,290          1,226          2,713        3,036
                                                            ---------      ---------      ---------    ---------
         Total costs and expenses............                  7,560          7,456         15,501       15,109
                                                            ---------      ---------      ---------    ---------
Income from operations.......................                    647          1,127          1,276        1,185
 Interest expense, net.......................                     95            183            223          252
                                                            ---------      ---------      ---------    ---------
Income (loss) before income taxes............                    552            944          1,053          933
 Income taxes................................                     85              5            100            9
                                                            ---------      ---------      ---------    ---------
Net income (loss) from continuing operations.                    467            939            953          924
Loss from discontinued operations............                      -         (1,009)             -       (1,665)
                                                            ---------      ---------      ---------    ---------
Net income (loss)............................               $    467       $    (70)      $    953     $   (741)
                                                            =========      =========      =========    =========

Basic earnings (loss) per share:
 Income (loss) from continuing operations....               $    .05       $    .11       $    .11     $    .11

 Loss from discontinued operations...........                      -           (.12)             -         (.20)
                                                            ---------      ---------      ---------    ---------
  Net income (loss)..........................               $    .05       $   (.01)      $    .11     $   (.09)
                                                            =========      =========      =========    =========

Diluted earnings (loss) per share:
 Income (loss) from continuing operations....               $    .05                      $    .10
 Loss from discontinued operations...........                      -                             -
                                                            ---------                     ---------
  Net income (loss)..........................               $    .05                      $    .10
                                                            =========                     =========


Average common shares outstanding - basic....                  9,137          8,424          8,873        8,411
                                                            =========      =========      =========    =========

Average common shares outstanding -diluted...                 10,329          8,424         10,322        8,411
                                                            =========      =========      =========    =========


                             See accompanying notes.

                             LASER POWER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                      Six Months Ended March
                                                -------------------------------
                                                    2000               1999
OPERATING ACTIVITIES                            ------------       ------------
Net income (loss) from continuing operations.   $       953        $      (741)
Adjustments to reconcile net income (loss)
 to  net cash used in operating activities:
  Depreciation and amortization..............           519                755
  Other current assets and current
   liabilities...............................          (805)               667
  Changes in other assets and liabilities....          (840)            (1,165)
                                                ------------       ------------
    Net cash used in operating activities
     of Continuing operations................          (173)              (484)
    Net cash used in operating activities
     of Discontinued operations..............          (439)                (2)
                                                ------------       ------------
    Net cash used in operating activities....          (612)              (486)

INVESTING ACTIVITIES
Additions to property and equipment..........          (766)              (784)
Changes in other assets and liabilities......             -                  -
                                                ------------       ------------
    Net cash used in investing activities
     of continuing operations................          (766)              (784)
    Net cash provided by (used in)
     investing activities of discontinued
     operations..............................         2,102                (48)
                                                ------------       ------------
    Net cash provided by (used in) investing
     activities..............................         1,336               (832)

FINANCING ACTIVITIES
Payments on borrowings.......................        (2,566)            (1,287)
Proceeds from borrowings.....................             -              2,131
Net proceeds from issuance of stock                   3,033                 67
                                                ------------       ------------
    Net cash provided by financing
     activities..............................           467                911
                                                ------------       ------------
Net increase (decrease) in cash and cash
 equivalents.................................         1,191               (407)
Cash at beginning of the period..............           860              2,412
                                                ------------       ------------
Cash at end of the period....................   $     2,051        $     2,005
                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest.....   $        47        $       201
                                                ============       ============



                             See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of March 26, 2000 and the consolidated results of operations for the three and six fiscal months ended March 26, 2000 and March 28, 1999.

    Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 26, 2000 are not necessarily indicative of the results that may be attained for the entire fiscal year.

    The Company reports quarterly results using a thirteen week fiscal period, but reports annual results using a September 30 year-end.

    The Company has determined that its continuing operations are only one segment and has disclosed information related to its discontinued operations in the Notes to the Condensed Consolidated Financial Statements.

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

3.  FINANCING AGREEMENTS

    In November 1999, the Company entered into a credit agreement with Wells Fargo Bank. The credit agreement provides a $4,000,000 revolving line of credit, subject to a borrowing base limitation, and a $1,950,000 term loan, amortized over 60 months commencing October 31, 1999. The annual interest rate on these loans is 1.5% above the lender's prime rate until net proceeds from the sale of discontinued operations exceeds $2,000,000. The credit agreement also provides a $750,000 equipment financing facility with interest at 2% above the lender's prime rate. The agreement expires October 31, 2002 unless renewed. On April 1, 2000, the interest rate on the revolving line and the term loan was reduced to 1% over the lender's prime rate after net proceeds from the sale of discontinued operations exceeded $2,000,000. On April 6, 2000, the Company redeemed $1,660,000 of its convertible subordinated debentures held by Union Miniere.

    Borrowings under the credit agreement are secured by accounts receivable, inventory, and property and equipment. The agreement contains restrictive covenants that include limitations on losses, maintenance of minimum tangible net worth, debt, equity and cash flow ratios, as well as restrictions on capital and lease expenditures, additional borrowings and payments of dividends.

4.  INVENTORIES (in thousands)

    The components of inventory at March 26, 2000 and September 30, 1999 are as follows:

                                            March 26, 2000    September 30, 1999
                                            --------------    ------------------
                                             (unaudited)
Raw materials.......................          $     3,134        $     3,405
Work in progress....................                2,533              3,009
Finished goods......................                1,413              1,483
                                              ------------       ------------
     Subtotal.......................                7,080              7,897
Reserves............................               (1,560)            (1,397)
                                              ------------       ------------
Inventories, net....................          $     5,520        $     6,500
                                              ============       ============

5.  DISCONTINUED OPERATIONS (in thousands)

    During fiscal 1999, the Board of Directors adopted a plan to sell the Company's microlaser operations and to phase out certain contract research operations. Operations to be sold or phased out are reported as discontinued operations. The Company sold the majority of the assets of discontinued operations in December, 1999, and concluded a transaction for the remaining discontinued operations in February 2000.

    The results of discontinued operations were as follows:


                                                            Three Months Ended March      Six Months Ended March
                                                            ------------------------      ----------------------
                                                               2000           1999           2000         1999
                                                            ---------      ---------      ---------    ---------
Revenues:
 Product sales..................................            $      -       $    837       $    602     $  1,333
 Contract research and development..............                 150            418            467          922
                                                            ---------      ---------      ---------    ---------
         Total revenues.........................                 150          1,255          1,069        2,255
Costs and expenses:
 Cost of product sales..........................                   -            999            584        1,321
 Contract research and development..............                 168            338            414          738
 Internal research and development..............                   4            348            123          762
 Selling, general and administrative............                  77            579            387        1,099
                                                            ---------      ---------      ---------    ---------
         Total costs and expenses...............                 249          2,264          1,508        3,920
                                                            ---------      ---------      ---------    ---------
Loss from discontinued operations................                (99)        (1,009)          (439)      (1,665)
 Interest expense, net..........................                   -              -              -            -
                                                            ---------      ---------      ---------    ---------
Loss before income taxes.........................                (99)        (1,009)          (439)      (1,665)
 Income taxes...................................                   -              -              -            -
                                                            ---------      ---------      ---------    ---------
Net loss from discontinued operations............           $    (99)      $ (1,009)      $   (439)    $ (1,665)
                                                            =========      =========      =========    =========

    Corporate overhead expenses, historically allocated and charged to discontinued operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations totaled $21,000 and $95,000 for the three months ending March 2000 and 1999 respectively, and $117,000 and $190,000 for the six months ending March 2000 and 1999 respectively.

    Interest expense attributable to discontinued operations includes an allocation of interest on general corporate credit facilities. Interest is allocated to discontinued operations based on the expected reduction in interest expense that should occur upon the sale of any of the discontinued operations and the use of proceeds from such sale to repay debt, and is representative of projected future interest expense. The Company believes this approach is substantially the same as if this debt was assumed by the buyer. All interest expense for the three and six month periods ending March 26, 2000 was allocated to continuing operations.

    The consolidated balance sheets reflect the assets and liabilities of discontinued operations as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current.

    The accrual for the estimated pre-tax losses of $450,000 to be incurred during the expected disposal period is presented separately in the accompanying consolidated balance sheet for September 30, 1999, and excludes corporate overhead and interest allocation. The pre-tax loss for the six month period ended March 26, 2000 amounting to $439,000 has been charged to this accrual.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

RESULTS OF OPERATIONS

    Revenues

    For the three months ended March 26, 2000, revenues were $8,207,000 compared to $8,583,000 for the prior year, a decrease of $376,000 or 4%, principally due to reduced subcontract activity in a project to develop thin-film coating capability for large optics. For the six months ended March 26, 2000 revenues were $16,777,000 compared to $16,294,000 for the prior year, an increase of $483,000 or 3%. During the 6 months ended March 26, infra-red and laser optics revenues increased 5% offset by reduced subcontract activity.

    Gross Profit

    For the three months ended March 26, 2000, gross profits were $2,169,000, or 26.4% of revenues; compared to $2,465,000, or 28.7% of revenues, for the prior year, a decrease of $296,000 or 2.3% of revenue. For the six months ended March 26, 2000, gross profits were $4,442,000, or 26.5% of revenues; compared to $4,455,000, or 27.3% of revenues, a decrease of $13,000 or 0.9% of revenue. The decline in gross profit as a percent of revenues during the six months ended March 26, 2000 compared to the prior year, is due to an activity reduction in the thin-film coating contract and a shift in infra-red product mix.

    Internal Research and Development Expense

    For the three months ended March 26, 2000, internal research and development expense was $232,000 compared to $112,000 for the prior year. For the six months ended March 26, 2000, expenses were $453,000 compared to $234,000 for the prior year. The increase was due to substantial increases in laser optic manufacturing process development. The Company expects that internal research and development expense will remain at or below current levels for the remainder of the fiscal year.

    Selling, General and Administrative Expense

    For the three months ending March 26, 2000, selling, general and administrative expenses were $1,290,000 compared to $1,226,000 for the prior year, an increase of $64,000. The increase was due to costs of relocating the Company's offices. For the six months ended March 26, 2000, expenses were $2,713,000 compared to $3,036,000 for the prior year, a decrease of $323,000 or 11%. The decrease was due to a reduction in administrative staff and other non-staff expenses. Selling, general and administrative expense is not expected to materially change as a percentage of sales in the near term.

    Interest Expense

    For the three months ending March 26, 2000, interest expense was $95,000 compared to $183,000 for the prior year, a decrease of $88,000. For the six months ending March 26, 2000 interest expense was $223,000 compared to $252,000 for the prior year a decrease of $29,000. The decrease was primarily due to the application of proceeds from the sale of discontinued operations and proceeds from the exercise of stock options and warrants to the repayment of debt. The Company does not expect interest expense to change materially in the near term since the reduction in interest resulting from the application of proceeds will be offset by higher interest rates on its floating rate debt and interest on new borrowings to finance capital additions.

    Income Taxes

    Income tax is not material due to the application of tax net loss carryforwards in the current year and the net loss in the prior year. In the past, the Company's effective tax rate has been reduced substantially by the utilization of federal and state tax net operating loss carryforwards. The future availability of carryforwards for any specific period will be limited by the application of rules relating to change of control as a result of prior issuances of common stock.


LIQUIDITY AND CAPITAL RESOURCES

    In November 1999, the Company entered into a credit agreement with Wells Fargo Bank. The credit agreement expires in November 2002, is secured by substantially all the Company assets, and provides a $4 million working capital line of credit, subject to a borrowing base, a $1.95 million term loan amortized over 5 years and a capital equipment financing facility. The amount due under the working capital line is classified as long-term debt in the Condensed Consolidated Balance Sheet. At March 26, 2000 no balance is outstanding on the working capital line. The Company utilized term loan proceeds and an initial draw on the working capital line to retire debt under a prior credit agreement. The credit agreement provides for a 0.5% interest rate reduction on the working capital line and term loan, after the net proceeds from the sale of discontinued operations exceeds $2,000,000. The Company received the rate reduction April 1, 2000.

    Cash used by continuing operations was $173,000 for the six months ended March 26, 2000, compared to a use of $484,000, for the prior year, a $311,000 decrease in uses of cash. The decrease was primarily due to profit improvement and decreases in inventory offset by additional accounts receivable and reductions in current liabilities.

    Cash used in investing activities of continuing operations was $766,000 for the six months ended March 26, 2000 compared to $784,000 for the prior year, a decrease of $18,000. The Company has made substantial investments in property and equipment for its manufacturing operations and plans to continue investing in property and equipment for the balance of the fiscal year.

    Cash provided by financing activities was $467,000 for the six months ended March 26, 2000 compared to cash provided of $911,000 for the prior year, a decrease of $444,000. During the six months ended March 26 2000, the Company received $3,033,000 from the exercise of warrants and common stock options. The Company used proceeds from the issuance of stock and cash received from the sale of discontinued operations to repay borrowings and to fund capital expenditures.

    The Company believes that its current cash balance together with other sources of liquidity are adequate to satisfy its cash requirements for at least the next 12 months. The Company's current credit agreement limits its investment in capital equipment and debt financing from other sources.

RISK FACTORS

POSSIBLE CHANGE OF CONTROL

    In September 1999, II-VI Inc., one of the Company's principal competitors, published its willingness to buy the outstanding capital stock of the Company. The Company's Board of Directors, which had previously been told privately of such proposal, rejected the public proposal on the grounds that the proposal did not adequately reflect the value of the Company. The Board of Directors also re-affirmed its commitment to maximizing stockholder value. The Board subsequently retained the services of Cruttenden Roth & Company as its financial advisor and directed Cruttenden Roth to evaluate the proposal by II-VI and to advise the Board on the proposal and other strategic alternatives that may be available to the Company. As of March 1, 2000 II-VI Inc. owned approximately 13% of the outstanding voting stock of the Company. In addition, as of April 6, 2000, Union Miniere USA, Inc., owns approximately 9.9% of the outstanding voting stock of the Company. The Company has engaged in preliminary discussions with multiple potential bidders for the Company. On February 2, 2000, the Company announced that it had discontinued discussions because none of the potential bidders appeared to be prepared to offer to acquire Laser Power at price levels comparable to recent market values for the Company's common stock. Due to the time and effort expended by the Company's management addressing the II-VI proposal, considering strategic alternatives and engaging in potential acquisition discussions, the Company's officers have had less time and effort to conduct the business of the Company. Other employees of the Company have expressed some concern over the possible change in control of the Company and how it may effect their personal employment situations. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

    The Company has incurred operating losses in the past and, at March 26, 2000, had an accumulated deficit of $8.7 million. The development, sales, marketing and support of new products will require continued expenditures for the foreseeable future, which could result in operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

DEPENDENCE ON NEW PRODUCTS AND PROCESSES

    To meet its strategic objectives, the Company must continue to develop, manufacture and market new products, develop new processes and improve existing processes. As a result, the Company expects to continue to make investments in research and development and to consider from time to time the strategic acquisition of businesses, products, or technologies complementary to the Company's business. The success of the Company in developing, introducing and selling new and enhanced products depends upon a variety of factors, including product selection, timely and efficient completion of product design and development, timely and efficient implementation of manufacturing and assembly processes, effective sales and marketing and product performance in the field. There can be no assurance that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a manner that satisfies customer needs or achieves market acceptance. The failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

FLUCTUATION IN QUARTERLY PERFORMANCE

    The Company has experienced and expects to continue to experience fluctuations in its quarterly results. The Company may incur significant expenses in the future due to product design, development, manufacturing and marketing expenditures. If significant variations were to occur between forecasts and actual orders, the Company may not be able to reduce its expenses proportionately and in a timely manner, and operating results could be adversely affected. In addition, the Company's ability to fill orders in a timely and responsive manner is dependent upon maintaining adequate manufacturing capacity and significant inventories of raw material and finished optics for replacement orders. The Company has experienced capacity constraints in the past which have resulted in delays in order fulfillment and reduced gross margins. Future delays in order fulfillment could lead to declines in product sales. If product sales or prices were to decline substantially, inventory writedowns could occur. Price reductions or increases in material costs could also have an adverse effect on the Company's business, financial condition and results of operations.

EXPOSURE TO GOVERNMENT MARKETS

    Product sales to customers in the defense industry accounted for 50% of product sales from continuing operations in the six months ended March 26, 2000. These customers in turn generally contract with a governmental entity, typically the U.S. government. In addition, essentially all of the Company's contract research and development revenues were derived from contracts with customers in the defense industry. Many times, governmental programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

EXPOSURE TO MAJOR CUSTOMERS

    Approximately 30% of the Company's sales from continuing operations during the six months ended March 26, 2000, were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    International sales accounted for approximately 27% of the Company's total revenues from continuing operations during the six months ended March 26, 2000, and the Company expects that international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

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

VOLATILITY OF STOCK PRICE

    Until 1997, there had been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the optics and laser industries and other events or factors. Also, speculation concerning the potential acquisition of the Company could cause significant and rapid changes in trading volume and price of the Common Stock. See "Possible Change of Control". In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

    The legal matter discussed in Part I, Item 3 of the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1999, (ROELOFSEN ET AL. VS. KLIMASEWSKI ET AL., Del. Ch. C.A. No. 17450NC) has been dismissed by the plaintiffs without prejudice. Other than the legal fees and expenses paid by the Company in the defense of this matter as described in the Annual Report, the claim did not result in any financial liability to the Company and no settlement or other accommodation was paid to the plaintiffs.


ITEM 4.  Submission of Matters to a Vote of Security Holders


    The Annual Meeting of Stockholders of the Company was held on February 25, 2000 in San Diego, California.

    PROPOSAL I - ELECTION OF DIRECTORS

    Each of the candidates listed below was duly elected to the Board of Directors at the Annual Meeting by the tally indicated.

    Candidate                      Votes in favor          Votes withheld
    ---------------------          --------------          --------------
    William G. Frederick           2,445,017               2,077,400
    Robert G. Klimasewski          2,445,017               2,077,400
    Robert P. Perkins              2,677,033               1,845,384
    Dick O. Sharman                2,682,033               1,840,384
    John C. Stiska                 3,005,351               1,517,066

         PROPOSAL II - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

    Votes in favor                 Votes against           Votes abstained
    --------------                 -------------           ---------------
    4,258,797                      263,210                 500

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBIT INDEX
             27.1   Financial Data Schedule

         (b) REPORTS ON FORM 8-K

             None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LASER POWER CORPORATION


Date: May 10, 2000             /s/ Bernard J. Brady
                               -----------------------------------
                                   Bernard J. Brady
                                   Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)