Form 10-Q
period 2000-07-02
LASER POWER CORP/FA
filed 2000-08-15
CIK 874019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q
                                 ---------------


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000.


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

                                ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


         As of July 1, 2000, there were 9,701,421 shares of the Registrant's Common Stock outstanding.


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

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 2, 2000
         (unaudited) and September 30, 1999................................. 3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months and nine months ended July 2, 2000
         and June 27, 1999.................................................. 4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended July 2, 2000 and June 27, 1999........... 5

         Notes to Condensed Consolidated Financial Statements (unaudited)... 6

ITEM 2.  Management's Discussion And Analysis Of Results Of Operations
         And Financial Condition............................................ 8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................12

ITEM 4.  Submission of Matters to a Vote of Security Holders................12

ITEM 6.  Exhibits and Reports on Form 8-K...................................12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  LASER POWER CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                            July 2, 2000     September 30,
                                                            (unaudited)          1999
ASSETS
Current assets:
     Cash .............................................           312               860
     Accounts receivable, net .........................         4,742             4,488
     Inventories, net .................................         5,524             6,500
     Other current assets .............................           189               330
     Net current assets of discontinued operations ....             -               570
                                                       ---------------------------------
         Total current assets .........................        10,767            12,748
Property and equipment, net ...........................         7,603             7,094
Intangibles and other assets,  net ....................           764               419
Net non-current assets of discontinued operations .....             -             1,647
                                                       ---------------------------------
Total assets ..........................................        19,134            21,908
                                                       =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................         2,295             2,024
     Accrued compensation and related expenses ........         1,212             1,529
     Other current liabilities ........................         1,048             1,733
     Allowance for operating losses of discontinued ops             -               450
     Current portion of long-term debt ................           743             1,084
                                                       ---------------------------------
             Total current liabilities ................         5,298             6,820

Long-term liabilities .................................           269               420
Long-term debt, less current portion ..................         1,050             3,083
Subordinated convertible debentures ...................             -             1,660
Stockholders' equity:
     Common stock, par value $ 001: ...................            10                 9
         Authorized -- 15,000,000 shares
             Issued and outstanding
             8,579,987 shares at September 30, 1999 and
             9,701,421 shares at July 2, 2000
     Additional paid-in capital .......................        22,641            19,573
     Accumulated deficit ..............................       (10,063)           (9,639)
     Accumulated other comprehensive loss .............           (71)              (18)
                                                       ---------------------------------
             Total stockholders' equity ...............        12,517             9,925
                                                       ---------------------------------
Total liabilities and stockholders' equity ............        19,134            21,908
                                                       ---------------------------------

                                  See accompanying notes.

                                                LASER POWER CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)
                                        (in thousands, except per share amounts)

                                                              Three Months Ended                Nine Months Ended
                                                       July 2, 2000     June 27, 1999    July 2, 2000     June 27, 1999
                                                       ------------     -------------    ------------     -------------
Revenues:
     Product sales ...............................     $     7,071      $     7,847      $    22,814      $    22,885
     Contract research and development ...........             572              812            1,606            2,068
                                                  -----------------------------------    ------------------------------
         Total revenues ..........................           7,643            8,659           24,420           24,953
Costs and expenses:
     Cost of product sales .......................           5,254            5,770           16,976           16,791
     Contract research and development ...........             497              614            1,111            1,432
     Internal research and development ...........             387              139              839              373
     Selling, general and administrative .........             915            1,630            3,628            5,011
                                                  -----------------------------------    ------------------------------
         Total costs and expenses ................           7,053            8,153           22,554           23,607

Income from operations ...........................             590              506            1,866            1,346
     Termination Fee and Related Transaction Costs           2,221                -            2,221                -
     Interest expense and other, net .............             107               87              330              241
                                                  -----------------------------------    ------------------------------
Income (loss) before income taxes ................          (1,738)             419             (685)           1,105
     Income taxes ................................            (361)               0             (261)               9
                                                  -----------------------------------    ------------------------------
Net income (loss) from continuing operations .....          (1,377)             419             (424)           1,096
Loss from discontinued operations ................               -             (481)               -           (1,898)
                                                  -----------------------------------    ------------------------------
Net Loss .........................................         ($1,377)            ($62)           ($424)           ($802)
                                                  ===================================    ==============================

Basic earnings (loss) per share:
     Income (loss) from continuing operations ....          ($0.14)           $0.05           ($0.05)           $0.13
     Loss from discontinued operations ...........               -           ($0.06)               -           ($0.23)
                                                  -----------------------------------    ------------------------------
         Net Loss ................................          ($0.14)          ($0 01)          ($0.05)          ($0.10)

Diluted earnings (loss) per share:
     Income (loss) from continuing operations ....          ($0.14)           $0.05           ($0.04)           $0.13
     Loss from discontinued operations ...........           $0.00           ($0.06)               -           ($0.23)
                                                  -----------------------------------    ------------------------------
         Net Loss ................................          ($0.14)          ($0.01)          ($0.04)          ($0.10)

Average common shares outstanding -basic .........       9,680,678        8,477,288        9,168,413        8,433,107
Average common shares outstanding -diluted .......       9,953,615        8,477,288        9,441,350        8,433,107

                                                See accompanying notes.

                                         LASER POWER CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                              (in thousands)

                                                                                Nine Months Ended
                                                                         July 2, 2000     June 27, 1999
OPERATING ACTIVITIES
Net loss from continuing operations ...............................            (424)            (802)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization ................................             876            1,091
     Other current assets and current liabilities .................             676           (1,374)
     Changes in other assets and liabilities ......................            (749)            (413)
                                                                   ----------------------------------
         Net cash provided by (used in) operating activities
           of Continuing operations ...............................             379           (1,498)
         Net cash provided by (used in) operating activities
           of Discontinued operations .............................            (439)             298
                                                                   ----------------------------------
         Net cash provided by (used in) operating activities ......             (60)          (1,200)
                                                                   ==================================

INVESTING ACTIVITIES
Additions to property and equipment ...............................          (1,730)          (1,832)
Changes in other assets and liabilities ...........................               -                -
                                                                   ----------------------------------
     Net cash used in investing activities of continuing operations          (1,730)          (1,832)
     Net cash provided by (used in)  investing activities
        of discontinued operations ................................           2,207             (141)
                                                                   ----------------------------------
         Net cash provided by (used in) investing activities ......             477           (1,973)

FINANCING ACTIVITIES
Payments on borrowings ............................................          (4,033)          (1,635)
Proceeds from borrowings ..........................................               -            2,374
Net proceeds from issuance of stock ...............................           3,069               67
                                                                   ----------------------------------
     Net cash provided (used in) by financing activities ..........            (964)             806
Net decrease in cash and cash equivalents .........................            (548)          (2,367)
Cash at beginning of the period ...................................             860            3,412
Cash at end of the period .........................................             312            1,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest ..........................             362              422

                                         See accompanying notes.

                             LASER POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Laser Power Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and in the opinion of management, contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 2, 2000 and the consolidated results of operations for the three and nine fiscal months ended July 2, 2000 and June 27, 1999.

         Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the financial information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended July 2, 2000 are not necessarily indicative of the results that may be attained for the entire fiscal year.

         The Company's general policy is to report 13 week quarters. The quarter ended July 2, 2000, includes a 14 week period to adjust the end of the quarter to conform to the calendar quarter.

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

3. FINANCING AGREEMENTS

         In November 1999, the Company entered into a credit agreement with Wells Fargo Bank. The credit agreement provides a $4,000,000 revolving line of credit, subject to a borrowing base limitation, and a $1,950,000 term loan, amortized over 60 months commencing October 31, 1999. The annual interest rate on these loans was 1.5% above the lender's prime rate until net proceeds from the sale of discontinued operations exceeded $2,000,000. The credit agreement also provides a $750,000 equipment financing facility with interest at 2% above the lender's prime rate. The agreement expires October 31, 2002 unless renewed. On April 1, 2000, the interest rate on the revolving line and the term loan was reduced to 1% over the lender's prime rate after net proceeds from the sale of discontinued operations exceeded $2,000,000. On April 6, 2000, the Company redeemed $1,660,000 of its convertible subordinated debentures held by Union Miniere.

         Borrowings under the credit agreement are secured by accounts receivable, inventory, and property and equipment. The agreement contains restrictive covenants that include limitations on losses, maintenance of minimum tangible net worth, debt, equity and cash flow ratios, as well as restrictions on capital and lease expenditures, additional borrowings and payments of dividends. On July 2, 2000 the Company was not in compliance with certain loan covenants and secured waivers from Wells Fargo Bank.

4. INVENTORIES (in thousands)

         The components of inventory at July 2, 2000 and September 30, 1999 are as follows:

                                               July 2, 2000   September 30, 1999
                                               ------------   ------------------
         Raw materials ....................        3,070            3,405
         Work In Process ..................        1,656            1,483
         Finished goods ...................        3,023            3,009
                                                  -------          -------
              Subtotal ....................        7,749            7,897
         Reserves .........................       (2,225)          (1,397)
                                                  -------          -------
         Inventories, net .................        5,524            6,500
                                                  -------          -------

5. DISCONTINUED OPERATIONS (in thousands)

         During fiscal 1999, the Board of Directors adopted a plan to sell the Company's microlaser operations and to phase out certain contract research operations. Operations sold or phased out are reported as discontinued operations. The Company sold the majority of the assets of discontinued operations in December, 1999, and concluded a transaction for the remaining discontinued operations in February 2000.

         The results of discontinued operations were as follows:

                                             Three Months Ended                 Nine Months Ended
                                      July 2, 2000     June 27, 1999     July 2, 2000      June 27, 1999
Revenues:
  Product sales .....................    $     0          $   598           $   602           $ 1,713
  Contract research and development .          -              443               467             1,365
                                         --------         --------          --------          --------
          Total revenues ............          -            1,041             1,069             3,078
Costs and expenses:
  Cost of product sales .............          -              617               584             1,719
  Contract research and development .          -              331               414             1,069
  Internal research and development .          -              276               123             1,039
  Selling, general and administrative          -              243               387               996
                                         --------         --------          --------          --------
          Total costs and expenses ..          -            1,467             1,508             4,824
                                         --------         --------          --------          --------
Loss from discontinued operations ...          -             (426)             (439)           (1,745)
  Interest expense, net .............          -               55                 -               153
                                         --------         --------          --------          --------
Loss before income taxes ............          -             (481)             (439)           (1,898)
  Income taxes ......................          -                -                 -                 -
                                         --------         --------          --------          --------
Net loss from discontinued operations    $     0          ($  481)          ($  439)          ($1,898)
                                         ========         ========          ========          ========

         Corporate overhead expenses, historically allocated and charged to discontinued operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations totaled $243,000 for the three months ending June 1999, and $387,000 and $1,342,000 for the nine months ending July 2000 and June 1999 respectively.

         Interest expense attributable to discontinued operations includes an allocation of interest on general corporate credit facilities. Interest is allocated to discontinued operations based on the expected reduction in interest expense that should occur upon the sale of the discontinued operations and the use of proceeds from such sale to repay debt. The Company believes this approach is substantially the same as if this debt was assumed by the buyer. All interest expense for the three and nine month periods ending July 2, 2000 and June 27, 1999 was allocated to continuing operations.

         The consolidated balance sheets reflect the assets and liabilities of discontinued operations as current or non-current assets based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current.

         The accrual for the estimated pre-tax losses of $450,000 to be incurred during the expected disposal period is presented separately in the accompanying consolidated balance sheet for September 30, 1999, and excludes corporate overhead and interest allocation. The pre-tax loss for the nine month period ended July 2, 2000 amounting to $439,000 has been charged to this accrual.

6. PENDING MERGER TRANSACTION

         As previously reported on Form 8-K on June 29, 2000, the Company and II-VI Incorporated entered into an Agreement and Plan of Merger (the "Agreement"), as a result of which the Company will become a wholly owned subsidiary of II-VI Incorporated. Under the terms of the agreement, as amended, each outstanding share of the Company will be converted into the right to receive $2.89 per share in cash and .052 shares of II-VI Incorporated common stock. The Agreement protects the value of the II-VI common stock consideration by providing a minimum value of $2.26 per .052 shares and limits the maximum value to $2.76 per .052 shares, thereby providing total merger consideration of $5.15 to $5.65 per share of the Company's Common Stock. To the extent that the value of the II-VI common stock is below $2.26 per .052 shares, II-VI has agreed to make up the difference in cash. Pursuant to a press release dated August 9, 2000, II-VI announced that the actual value of the consideration to be received by Laser Power shareholders who tendered their shares in the tender offer which expired on August 11, 2000, would be $3.08 in cash and .052 shares of II-VI common stock. The Agreement and Tender Offer are more fully discussed on Form 8-K filed by the Company June 29, 2000, on Schedule 14D9/A filed by the Company August 2, 2000 and on Form TO-T/A filed by II-VI Incorporated on August 2, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

RESULTS OF OPERATIONS

         Revenues

         For the three months ended July 2, 2000, revenues were $7,643,000 compared to $8,659,000 for the prior year, a decrease of $1,016,000 or 12%, principally due to reduced subcontract activity in a project to develop thin-film coating capability for large optics. For the nine months ended July 2, 2000 revenues were $24,420,000 compared to $24,953,000 for the prior year, a decrease of $533,000 or 2%. The decrease in quarterly and year to date sales is principally related to reduced activity in a thin film coating contract.

         Gross Profit

         For the three months ended July 2, 2000, gross profits were $1,892,000, or 24.8% of revenues; compared to $2,275,000, or 26.3% of revenues, for the prior year, a decrease of $383,000 or 4% of revenue. For the nine months ended July 2, 2000, gross profits were $6,333,000, or 25.9% of revenues; compared to $6,730,000, or 27.0% of revenues, a decrease of $397,000 or 2% of revenue. The decline in gross profit as a percent of revenues during the nine months ended July 2, 2000 compared to the prior year, is due to an activity reduction in the thin-film coating contract and a shift in infra-red product mix.

         Internal Research and Development Expense

         For the three months ended July 2, 2000, internal research and development expense was $387,000 compared to $139,000 for the prior year. For the nine months ended July 2, 2000, expenses were $839,000 compared to $373,000 for the prior year. The increase was due to substantial increases in laser optic manufacturing process development. The Company expects that internal research and development expense will remain at or below current levels for the remainder of the fiscal year.

         Selling, General and Administrative Expense

         For the three months ending July 2, 2000, selling, general and administrative expenses were $915,000 compared to $1,630,000 for the prior year, an decrease of $715,000. For the nine months ended July 2, 2000, expenses were $3,628,000 compared to $5,011,000 for the prior year, a decrease of $1,383,000 or 28%. The decrease was due to a reduction in administrative staff and other non-staff expenses, elimination of the Company's Del Mar, California facility and efficiencies from the Company's strategic focus on its Precision Optics business. Selling, general and administrative expense is not expected to materially change as a percentage of sales in the near term.

         Interest Expense

         For the three months ending July 2, 2000, interest expense was $107,000 compared to $87,000 for the prior year, an increase of $20,000. For the nine months ending July 2, 2000 interest expense was $330,000 compared to $241,000 for the prior year an increase of $89,000. The increase was due to the allocation of interest to discontinued operations and the acceleration of $90,000 of interest in connection with the early retirement of the convertible subordinated debentures. The Company does not expect interest expense to change materially in the near term since the reduction in interest resulting from the application of proceeds will be offset by higher interest rates on its floating rate debt and interest on new borrowings to finance capital additions.

         Termination Fee and Related Merger Costs

         During the three months ended July 2, 2000 the Company incurred $2,221,000 in costs associated with the pending merger transaction with II-VI Incorporated. Included in these costs are legal and professional service fees and a $2,000,000 breakup fee paid Union Miniere in connection with terminating a merger agreement in favor of a superior proposal by II-VI Incorporated.

         Income Taxes

         Except for alternate minimum taxes, US federal income taxes are not material due to the application of tax loss carry forwards in the current year and net losses in prior years. The availability of US federal tax loss carry forwards for any specific future period may be limited by the application of the rules relating to change of ownership. The Company has utilized its state and foreign tax loss carry forwards and is now providing for such taxes. Previously, the Company's effective tax rate has been reduced by the utilization of federal, state and foreign net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1999, the Company entered into a credit agreement with Wells Fargo Bank. The credit agreement expires in November 2002, is secured by substantially all the Company assets, and provides a $4 million working capital line of credit, subject to a borrowing base, a $1.95 million term loan amortized over 5 years and a capital equipment financing facility. The amount due under the working capital line is classified as long-term debt in the Condensed Consolidated Balance Sheet. The Company utilized term loan proceeds and an initial draw on the working capital line to retire debt under a prior credit agreement. The credit agreement provided a 0.5% interest rate reduction on the working capital line and term loan, after the net proceeds from the sale of discontinued operations exceeds $2,000,000. The Company received the rate reduction April 1, 2000.

         Cash provided by continuing operations was $379,000 for the nine months ended July 2, 2000, compared to a use of $1,498,000, or the prior year, a $1,877,000 source of cash created by profit improvement and decreases in inventory offset by additional accounts receivable, reductions in current liabilities and merger costs.

         Cash used in investing activities of continuing operations was $1,730,000 for the nine months ended July 2, 2000 compared to $1,832,000 for the prior year, a decrease of $102,000. The Company has made substantial investments in property and equipment for its manufacturing operations and plans to continue investing in property and equipment for the balance of the fiscal year.

         Cash used by financing activities was $964,000 for the nine months ended July 2, 2000 compared to cash provided of $806,000 for the prior year, a decrease of $1,770,000. During the nine months ended July 2 2000, the Company received $3,069,000 from the exercise of warrants and common stock options. The Company used proceeds from the issuance of stock and cash received from the sale of discontinued operations to repay borrowings and to fund capital expenditures.

         The Company believes that its current cash balance together with other sources of liquidity are adequate to satisfy its cash requirements for at least the next 12 months. The Company's current credit agreement limits its investment in capital equipment and debt financing from other sources.

RISK FACTORS

PENDING MERGER TRANSACTION

         As previously reported on Form 8-K on June 29, 2000, the Company and II-VI Incorporated entered into an Agreement and Plan of Merger (the "Agreement"), as a result of which the Company will become a wholly owned subsidiary of II-VI Incorporated. The offer period closed August 11, 2000 and the Company believes II-VI Incorporated will complete the offer on August 15, 2000, resulting in II-VI holding approximately 88% of the shares of the Company, followed by the subsequent merger of II-VI Acquisition Corp. into the Company in accordance with the Agreement.

HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT

         The Company has incurred operating losses in the past and, at July 2, 2000, had an accumulated deficit of $10.1 million. The development, sales, marketing and support of new products will require continued expenditures for the foreseeable future, which could result in operating losses. The Company has funded a substantial portion of its product development efforts through development contracts. Any failure by the Company to maintain its external funding sources could result in increased operating losses. There can be no assurance that the Company will maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

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

EXPOSURE TO GOVERNMENT MARKETS

         Product sales to customers in the defense industry accounted for 50% of product sales from continuing operations for the nine months ended July 2, 2000. These customers in turn generally contract with a governmental entity, typically the U.S. government. Many defense programs are subject to funding approval and can be modified or terminated with no warning upon the determination of a legislative or administrative body. The loss or failure to obtain certain contracts could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the loss of a major government customer or any significant reduction or delay in orders by such customer, could have a material adverse effect on the Company's business, financial condition and operating results.

EXPOSURE TO MAJOR CUSTOMERS

         Approximately 30% of the Company's sales from continuing operations during the nine months ended July 2, 2000, were derived from net sales to Lockheed Martin Corporation. The loss of this major customer, or any significant reduction or delay in orders by such customer, would have a material adverse effect on the Company's business, financial condition and operating results.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

         International sales provided approximately 28% of the Company's revenues from continuing operations during the nine months ended July 2, 2000, and the Company expects international sales will continue to account for a substantial portion of total revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing, management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months and the calendar year end in Europe and certain other overseas markets. The sales of many of the Company's OEM customers are dependent on international sales, which increases the Company's exposure to the risks associated with international sales.

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

VOLATILITY OF STOCK PRICE

         Until 1997, there had been no public market for the Common Stock, and there can be no assurance that an active public market for the Common Stock will develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the optics and laser industries and other events or factors. Also, speculation concerning the potential acquisition of the Company could cause significant and rapid changes in trading volume and price of the Common Stock. See "Pending Merger Transaction". In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of those companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         As reported on Form 8-K on June 19, 2000, a complaint naming Laser Power Corporation and certain current and former directors of the company as defendants was served on the Corporation June 13, 2000. The Complaint seeks to assert a breach of fiduciary duty claim, and requests class action relief. It is styled C. OLIVER BURT, III V. LASER POWER CORP., et al., Case No. GIC 749273 (San Diego Superior Court). The Corporation believes that the Complaint lacks merit, and intends to vigorously defend the action.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  EXHIBIT INDEX
         27.1     Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         There were four reports under ITEM 5 "Other Events" on Form 8-K during the quarter ended July 2, 2000. On June 2, the Company reported that it had entered into an agreement and plan of merger with Union Miniere. On June 15, 2000, the Company reported the receipt of a competing offer from II-VI Incorporated, which the Company judged superior to the offer received from Union Miniere. On June 19, 2000, the Company reported the commencement of certain litigation, more fully reported under ITEM 1. 'Legal Proceedings' on this Report 10Q. On June 29, 2000 the Company reported that it had terminated the agreement and plan of merger with Union Miniere, paid the requisite breakup fee, and entered into an agreement and plan of merger with II-VI Incorporated.




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